Form 10-Q
period 2007-09-30
GENOPTIX INC
filed 2007-12-12
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33753

Genoptix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0840570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2110 Rutherford Road

Carlsbad, CA 92008

(Address of principal executive offices, including zip code)

(760) 268-6200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of November 30, 2007, 16,094,981 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I.   FINANCIAL INFORMATION

Item 1.                         Financial Statements

GENOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,	Pro Forma September 30,
	2007	2006	2007
	(unaudited)		(unaudited)
			(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,141	$3,865	$82,048
Accounts receivable, net of allowance for doubtful accounts of $1,842 and $1,360 at September 30, 2007 and December 31, 2006, respectively	7,574	4,766	7,574
Prepaid expenses and other current assets	619	270	619
Total current assets	18,334	8,901	90,241
Property and equipment, net	1,670	1,287	1,670
Other long-term assets	1,262	14	5
Total assets	$21,266	$10,202	$91,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,109	$1,987	$3,926
Accrued compensation	1,780	1,058	1,780
Deferred revenue	7	39	7
Current portion of long-term debt	1,458	1,524	—
Total current liabilities	7,354	4,608	5,713
Deferred rent, net of current portion	319	267	319
Long-term debt, net of current portion	409	1,262	—

Commitments and contingencies

Stockholders’ equity :
Convertible preferred stock, $0.001 par value; 54,519 shares authorized; 52,401 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006; aggregate liquidation preference of $38,012 at September 30, 2007 (unaudited) and December 31, 2006; 5,000 shares authorized, no shares issued and outstanding pro forma	52	52	—
Common stock, $0.001 par value; 70,500 shares authorized; 322 shares and 197 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively; 100,000 shares authorized, 15,639 shares issued and outstanding pro forma	—	—	16
Additional paid-in capital	59,802	59,362	132,624
Accumulated deficit	(46,670)	(55,349)	(46,756)
Total stockholders’ equity	13,184	4,065	85,884
Total liabilities and stockholders’ equity	$21,266	$10,202	$91,916

See accompanying notes.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$16,171	$6,911	$40,770	$16,190
Cost of revenues	6,513	3,768	16,543	9,308
Gross profit	9,658	3,143	24,227	6,882
Operating expenses:
Sales and marketing expenses	3,127	1,624	7,869	4,137
General and administrative expenses	2,732	1,985	6,997	4,968
Research and development expenses	143	271	463	860
Impairment and lease exit costs	—	—	—	542
Total operating expenses	6,002	3,880	15,329	10,507
Income (loss) from operations	3,656	(737)	8,898	(3,625)
Other income (expense):
Interest income	118	55	245	193
Interest expense	(72)	(96)	(231)	(288)
Other income	(1)	7	41	319
Income (loss) before income taxes	3,701	(771)	8,953	(3,401)
Provision for income taxes	(114)	—	(274)	—
Net income (loss)	$3,587	$(771)	$8,679	$(3,401)

Net income (loss) per share (1):
Basic	$0.43	$(6.07)	$0.82	$(34.50)
Diluted	$0.06	$(6.07)	$0.10	$(34.50)

Shares used to compute net income (loss) per share:
Basic	239	127	191	99
Diluted	1,674	127	1,635	99

(1)          As a result of the conversion of the Company’s preferred stock into 11,032 shares of its common stock upon completion of the Company’s IPO in November 2007, there will be a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any future periods. Please refer to Note 2 for the pro forma basic and diluted net loss per share calculations.

See accompanying notes.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income (loss)	$8,679	$(3,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	405	493
Loss on impairment of fixed assets	—	235
Provision for doubtful accounts	1,152	836
Stock-based compensation expense	390	107
Non-cash interest expense	57	62
Changes in operating assets and liabilities:
Accounts receivable	(3,960)	(3,667)
Other current and long-term assets	(885)	(199)
Deferred rent	52	194
Deferred revenue	(32)	(33)
Accounts payable and accrued expenses	2,473	1,190
Accrued compensation	722	388
Net cash provided by (used in) operating activities	9,053	(3,795)
Investing activities
Proceeds from sales of property and equipment	—	5
Purchase of property and equipment	(788)	(884)
Net cash used in investing activities	(788)	(879)
Financing activities
Proceeds from issuance of notes payable	284	394
Principal payments on notes payable	(1,230)	(975)
Principal payments on capital lease obligations	(19)	(83)
Costs paid in connection with initial public offering	(1,074)	—
Proceeds from exercise of stock options, net	50	20
Net cash provided used in financing activities	(1,989)	(644)
Net increase (decrease) in cash and cash equivalents	6,276	(5,318)
Cash and cash equivalents at beginning of period	3,865	8,926
Cash and cash equivalents at end of period	$10,141	$3,608

Supplemental information:
Cash paid for interest during the period	$174	$226
Issuance of warrants to purchase convertible preferred stock	$—	$78

See accompanying notes.

GENOPTIX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Principles of Consolidation

Organization

Genoptix, Inc., or the Company, was incorporated in Delaware on January 20, 1999. Genoptix, Inc. does business as Genoptix Medical Laboratory. The Company operates as a certified ‘‘high complexity’’ clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is dedicated to the delivery of clinical diagnostic services to community-based hematologist/oncologist physician customers.

Basis of Presentation and Principles of Consolidation

The Company’s industry is highly regulated. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Business corporations, like the Company, often are not permitted to employ physicians to practice medicine or to own corporations that employ physicians to practice medicine or to otherwise exercise control over the medical judgments or decisions of physicians.

The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages, and it is this entity that employs the physicians who provide medical services on behalf of the Company. As of January 1, 2006, the Company determined it had a controlling financial interest in Cartesian and began to consolidate the results of Cartesian based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts have been eliminated in consolidation.

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which (except for the changes in estimates described below) include only normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2006 included in the final prospectus filed by the Company with the Securities and Exchange Commission on October 30, 2007 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-144997) for the Company’s initial public offering, or IPO.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. The most significant estimates in the Company’s consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation. Actual results could differ from those estimates.

During the second quarter of 2007 the Company recorded a change in estimate reducing contractual allowances by $938, $508 of which related to revenues recorded in 2006 and $430 of which related to first quarter of 2007 revenues. During the third quarter of 2007 the Company recorded a change in estimate reducing contractual allowances by $612, $320 of which related to 2006 revenues and $292 of which related to the first and second quarters of 2007. These changes in estimate resulted from additional collection experience and improvements to the Company’s billing systems and collections processes that were implemented in 2006.

The Company’s provision for doubtful accounts was approximately 5% and 3% of revenues for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. The decrease in the Company’s provision for doubtful accounts in 2007 is the result of improvements to the Company’s billing systems and collections processes that were implemented in 2006. During the second quarter of 2007, the Company recorded a change in estimate reducing the allowance for doubtful accounts by $327, $169 of which related to 2006 revenues and $158 of which related to first quarter of 2007 revenues. During the third quarter of 2007 the Company recorded a change in estimate reducing the allowance for doubtful accounts by $134, $28 of which related to 2006 revenues and $106 of which related to the first and second quarters of 2007.

Reverse Stock Split

On October 15, 2007, the Company effected a 1-for-4.75 reverse stock split of the Company’s common stock. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet information in the accompanying balance sheet assumes the following transactions that were completed subsequent to September 30, 2007 had occurred on September 30, 2007:

•                  On October 31, 2007, the Company repaid all outstanding long-term debt in connection with the Company’s IPO;

•                  On November 2, 2007, the Company completed its IPO whereby it sold 4,736 shares of common stock at $17 per share and received net proceeds of $73,860 (after underwriting discounts and commissions and estimated offering costs not yet paid as of September 30, 2007). The sale of these shares included the underwriter’s exercise in full of their option to purchase 450 additional shares;

•                  On November 2, 2007, the 52,401 outstanding shares of convertible preferred stock automatically converted into an aggregate of 11,032 shares of common stock upon the closing of the Company’s IPO; and

•                  On November 2, 2007, the Company filed an amended and restated certificate of incorporation to authorize 100,000 shares of common stock and 5,000 shares of undesignated preferred stock.

Pro forma net proceeds from the Company’s IPO were determined as follows:

Gross proceeds (including over-allotment)	$80,507
Underwriting discounts and commissions	(5,635)
Estimated total offering costs	(2,086)
Offering costs paid as of September 30, 2007	1,074
Pro forma net proceeds	$73,860

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS No. 159 will have on its results of operations or financial condition.

2. Net Income (Loss) Per Share

The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, or EITF Issue No. 03-6, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income (loss) per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net income (loss) per share under the two-class method.

The net income (loss) per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,587	$(771)	$8,679	$(3,401)
Income allocable to preferred stockholders	(3,485)	—	(8,522)	—
Net income (loss) allocable to common stockholders	$102	$(771)	$157	$(3,401)

Denominator:
Weighted average shares of common stock outstanding	318	181	249	160
Weighted average unvested shares of common stock subject to repurchase	(79)	(54)	(58)	(61)

Weighted average shares of common stock outstanding - basic	239	127	191	99
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	1,435	—	1,444	—

Weighted average shares of common stock outstanding - diluted	1,674	127	1,635	99

Net income (loss) per share:
Basic	$0.43	$(6.07)	$0.82	$(34.50)
Diluted	$0.06	$(6.07)	$0.10	$(34.50)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Preferred stock	11,032	11,032	11,032	11,032
Preferred stock warrants	86	86	86	86
Common stock warrants	—	1	—	1
Common stock options	—	1,628	—	1,628
Common stock subject to repurchase	—	47	—	47

	11,118	12,794	11,118	12,794

Pro Forma Net Income (Loss) Per Share

Pro forma basic and diluted net income per share has been computed to give effect to the conversion of convertible preferred stock into common stock upon the closing of the Company’s IPO on an as-if-converted basis at the later of the beginning of the period or the issuance date, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) allocable to common stockholders	$3,587	$(771)	$8,679	$(3,401)

Denominator:
Weighted average shares of common stock outstanding	318	181	249	160
Weighted avg unvested shares of common stock subject to repurchase	(79)	(54)	(58)	(61)
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock from the date of issuance	11,032	11,032	11,032	11,032
Pro forma weighted average shares of common stock outstanding - basic	11,271	11,159	11,223	11,131
Pro forma common equivalent shares from common and preferred stock warrants	66	—	61	—
Pro forma common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	1,435	—	1,444	—

Pro forma weighted average shares of common stock outstanding - diluted	12,772	11,159	12,728	11,131

Pro forma net income (loss) per share:
Basic	$0.32	$(0.07)	$0.77	$(0.31)
Diluted	$0.28	$(0.07)	$0.68	$(0.31)

3. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation Under SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the Company’s consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, and supersedes APB No. 25. The Company adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee stock options
Risk-free interest rate	4.27 - 4.91%	4.75%	4.27 - 5.04%	4.75%
Dividend yield	—	—	—	—
Expected life of options (years)	6.08	6.08	6.08	6.08
Volatility	56.00%	68.00%	56.00 - 65.00%	68.00%

The decline in volatility from 2006 to 2007 is the result of declines in the actual volatility of the Company’s peer group over the estimated life of the options of 6.08 years. These volatility trends are consistent with expectations the Company has regarding volatility trends the Company will experience as it matures and accumulates history as a public company.

As a result of the Company’s Black-Scholes option fair value calculations and the allocation of value to the vesting periods using the straight-line vesting attribution method, the Company recognized employee stock-based compensation in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenues	$44	$15	$95	$20
Sales and marketing expenses	31	7	72	14
General and administrative expenses	60	46	158	46
Research and development expenses	16	15	47	15
	$151	$83	$372	$95

Employee Benefit Plans

In connection with the Company’s IPO, which became effective on October 29, 2007, the 2007 Equity Incentive Plan, or the 2007 Plan, the 2007 Non-Employee Directors’ Stock Option Plan, or the 2007 Directors’ Plan, and the 2007 Employee Stock Purchase Plan, or the 2007 ESPP, became effective.

2007 Equity Incentive Plan

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2007 Plan provides for the grant of performance cash awards. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2007 Plan is 1,500,000 shares, plus the shares that remained available for future issuance under the Company’s 2001 Equity Incentive Plan, or 2001 Plan, as of the effective date of the 2007 plan. In addition, the number of shares of common stock reserved for issuance will automatically increase (i) on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 750,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options under the 2001 Plan that are forfeited or expire. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

2007 Non-Employee Directors’ Stock Option Plan

The 2007 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. An aggregate of 250,000 shares of the Company’s common stock are reserved for issuance under the 2007 Directors’ Plan. This amount will be increased automatically annually on the first day of the Company’s fiscal year, from 2008 until 2017, by an aggregate number of shares of the Company’s common stock equal to the number of shares subject to options granted as initial grants and annual grants under the 2007 Directors’ Plan during the immediately preceding year or a lesser amount as determined by the Company’s board of directors.. The exercise price of the options granted under the 2007 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years.

2007 Employee Stock Purchase Plan

The 2007 ESPP authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The 2007 ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the 2007 ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2007 ESPP and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the 2007 ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the 2007 purchase plan at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $840, all of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The adoption of FIN No. 48 did not result in an adjustment to accumulated deficit as the reserve existed as of December 31, 2006. During the three months ended September 30, 2007, the Company’s uncertain tax benefits decreased by $157 to a balance of $683 at September 30, 2007. The decrease in uncertain tax benefits is the result of the reduction of certain deferred tax assets which will expire unused due to the changes in ownership of the Company discussed below. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties upon the adoption of FIN No. 48. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company is subject to U.S. federal and California income tax. The Company is no longer subject to U.S. federal and California income tax examinations for years before 2004 and 2002, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or California tax examinations.

At January 1, 2007, the Company had net deferred tax assets of $23,010. A significant component of the Company’s deferred tax assets are federal and state tax net operating loss and research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000 and December 2001 and result in annual net operating loss limitations of $59 and $165, respectively. These limitations will result in the expiration of unused net operating loss carryforwards, federal tax credits and state tax credits in the amount of $6,163, $154 and $246, respectively. The January 1, 2007 net deferred tax assets will be reduced by $2,670, with a corresponding reduction of the valuation allowance.

The provision for income taxes for the three months and nine months ended September 30, 2007 consists of $114 and $274, respectively, of current federal and state income tax expense related to alternative minimum taxes. The Company reported net losses for all periods through December 31, 2006 and therefore, no provision for income taxes was recorded.

5. Subsequent Events

Option Repricings

On October 5, 2007, as a result of retrospective valuations performed in connection with the Company’s IPO, the Company amended stock option awards originally granted in July 2006 to increase the exercise price of such options from $0.38 per share to $1.24 per share, the price the Company’s board of directors retrospectively determined to be the fair market value of the underlying common shares on the date of grant. Additionally, the Company agreed to pay the holders of such options an amount for the difference in the stock option pricing and certain of the related tax consequences. As a result of the repricing, and cash compensation, which is payable in early January 2008, the Company will record a charge of approximately $200,000 in its statement of operations in October 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed by the Company with the Securities and Exchange Commission on October 30, 2007 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-144997) for the Company’s initial public offering. All amounts in the following discussion are in thousand, except numbers of cases and per share amounts, unless otherwise noted.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II,  Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologists and oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and all previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the nine months ended September 30, 2007 included our COMPASS or CHART service offerings.

Subsequent to September 30, 2007, we completed the following transactions:

•                  On October 15, 2007, we effected a 1-for-4.75 reverse stock split of our common stock;

•                  On October 31, 2007, we repaid all outstanding long-term debt in connection with our IPO;

•                  On November 2, 2007, we completed our IPO whereby we sold 4,736 shares of common stock at $17 per share and received net proceeds of $73,860 (after underwriting discounts and commissions and estimated offering costs not yet paid as of September 30, 2007). The sale of these shares included the underwriter’s exercise in full of their option to purchase 450 additional shares;

•                  On November 2, 2007, the 52,401 outstanding shares of convertible preferred stock automatically converted into an aggregate of 11,032 shares of common stock upon the closing of our IPO; and

•                  On November 2, 2007, we filed an amended and restated certificate of incorporation to authorize 100,000 shares of common stock and 5,000 shares of undesignated preferred stock.

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates.

Billing for diagnostic services is generally highly complex. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

We estimate that the bone marrow testing market alone represents at least a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 3%. Our objective is to continue to capitalize on our specialized diagnostic service offerings to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services. In furtherance of this objective, our growth strategy has the following key elements:

•                  expand our organization and infrastructure by increasing our personnel and expanding our sales and other infrastructure to enable us to visit more hem/oncs more frequently;

•                  leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale, and volume discounts;

•                  expand service offerings to hem/oncs by being first to market with new technologies and innovations, such as our new MPL mutation analysis test that we launched in early December 2007; and

•                  pursue additional collaborations and acquisitions to supplement our business.

As a specialized diagnostic service provider, we rely extensively on our high quality of service to promote and maintain our relationships with our community-based hem/oncs. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

We believe the key challenges in being able to continue to increase our market share, revenues and profitability are our ability to continue to hire and retain qualified sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to scale our internal infrastructure, our ability to maintain and strengthen our relationships with our hem/onc customers, and our ability to continue to improve our operational, financial and management controls and reporting systems and procedures.

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month and revenues and cost of revenues per case) and is focused on adding additional sales resources in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring, and retaining hempaths to provide the professional services component to support continued growth. Management tracks the turn-around-time on all of its services as a means to ensure there are resources available to meet our hem/onc customer’s turn-around-time requirements. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in the company’s infrastructure and personnel are in line with current sales levels.

Revenues

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our PSA with Cartesian. For the year ended December 31, 2006, we derived approximately 54% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 43% from Medicare and Medicaid and 3% from other sources. For the nine months ended September 30, 2007, we derived approximately 60% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 38% from Medicare and Medicaid and 2% from other sources. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually.

Cost of Revenues

Cost of revenues consists of the compensation and fringe benefits of hempaths, licensed technicians, CSCs and other support personnel, outside laboratory costs, laboratory supplies, shipping and distribution costs and depreciation and facility-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volume and revenues increase. We expect that our cost of revenues will continue to increase as our case volume and revenues increase and we hire additional hempaths, technicians and support personnel, incur increased outside laboratory, shipping, distribution and facility costs and spend more on supplies to support these anticipated increases in case volume and related revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and fringe benefits, related travel costs for our sales personnel in the field and depreciation and facility-related costs allocated to sales and marketing expenses. We expect our sales and marketing expenses to increase as we hire additional sales representatives and managers as part of our growth strategy.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions and primarily consist of compensation and fringe benefits, professional services, including third party billing services and depreciation and facility-related costs allocated to general and administrative expenses. In addition, provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel, comply with the reporting obligations applicable to publicly held companies, incur additional expenses associated with the expansion of our facilities and backup systems, including establishing a second laboratory facility, and continue to build our corporate infrastructure to support our anticipated growth.

Research and Development Expenses

Research and development expenses primarily consist of compensation and fringe benefits and depreciation and facility-related costs allocated to research and development expenses. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized diagnostic services.

Impairment and Lease Exit Costs

Impairment and lease exit costs in 2006 primarily relate to the relocation of our corporate headquarters in the second quarter of 2006, at which time we subleased our prior facility. We recorded a charge, in the second quarter of 2006 of approximately $542,000 related to the present value of the expected loss on the sublease of our prior facility, including $235,000 related to impairment of tenant improvements.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents. We expect our interest income to increase as the cash generated by our operating activities increases, and as we invest the net proceeds from our IPO.

Interest Expense

Interest expense to date has consisted primarily of interest expense on our outstanding capital leases and other loan balances and the amortization of warrants related to our various debt issuances. We anticipate that our interest expense will decline as a result of the repayment of our outstanding long-term debt in connection with the closing of our IPO.

Other Income (Expense)

Other income (expense) to date has generally consisted of insignificant amounts related to the disposal of assets, other than a gain of approximately $300,000 from a payment we received in April 2006 related to the sale of our cellular analysis technology in June 2005.

Income Taxes

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $48.7 million and $47.8 million, respectively. If not used, the federal and state net operating loss carryforwards will begin expiring in 2019 and 2008, respectively. As of December 31, 2006, we had federal research credit carryforwards of $0.4 million, which will begin expiring in 2020 and state research credit carryforwards of $0.5 million, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. We have had two “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred on March 2000 and December 2001 and result in annual net operating loss limitations of $59 and $165, respectively. These limitations will result in the expiration of unused net operating loss carryforwards, federal tax credits and state tax credits in the amount of $6,163, $154 and $246, respectively. The January 1, 2007 net deferred tax assets will be reduced by $2,670, with a corresponding reduction of the valuation allowance. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through September 30, 2007, we have not recorded any federal or state income tax benefit in our statement of operations.

Seasonality

The majority of our testing volume is dependent on patient visits to hem/oncs’ offices and other healthcare providers. Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells or hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for successive periods.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2006 contained in the final prospectus filed by the Company with the Securities and Exchange Commission on October 30, 2007 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-144997) for the Company’s initial public offering.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues

	Three Months Ended September 30,
	2007	2006	% Change

Revenues (1)	$16,171	$6,911	134%
Number of cases	6,029	3,032	99%
Revenues per case	$2,682	$2,279	18%

(1) During the three months ended September 30, 2007, we recorded changes in estimates to reduce our contractual allowances, which increased our revenues by $612, of which $292 pertain to revenues originally earned in the six months ended June 30, 2007 and $320 pertain to revenues originally earned in 2006. These changes in estimate related to only non-contracted payors and resulted from additional collection experience and improvements to our billing systems and collection processes that were implemented in 2006.

Revenues for the three months ended September 30, 2007 increased 134% due to case volume increases of 99% and revenues per case increases of 18%, driven by improved weighted average revenues per case as a result of a net increase in Medicare reimbursement rates for our key service offerings and the additional revenues recorded in 2007 as a result of changes in estimates to reduce our contractual allowances related to revenues, some of which we earned in 2006. Case volumes, and therefore revenues, have increased during the three months ended September 30, 2007 as a result of the increase in our sales force from September 30, 2006 to September 30, 2007. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further concentrate our sales representatives on in-person customer visits. Sales force productivity during the three months ended September 30, 2007 also increased as a result of more efficient selling efforts and enhanced recognition in the market.

Cost of Revenues

	Three Months Ended September 30,
	2007	2006	% Change

Cost of revenues	$6,513	$3,768	73%
Cost of revenues as a % of revenues	40%	55%	-27%
Number of cases	6,029	3,032	99%
Cost of revenues per case	$1,080	$1,243	-13%

Cost of revenues for the three months ended September 30, 2007 has increased over the comparable period in 2006 primarily due to the increased volume of cases processed. As a percentage of revenues and on a per case basis, cost of revenues has declined as we have leveraged our fixed laboratory infrastructure, more fully utilized our laboratory personnel and lowered the variable material and outsourcing costs through improved pricing with our suppliers. This has resulted in gross margins of 60% and 45% for the three months ended September 30, 2007 and 2006, respectively.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2007	2006	% Change

Sales and marketing expenses	$3,127	$1,624	93%
Sales and marketing expenses as a % of revenues	19%	23%	-17%

Sales and marketing expenses increased to $3,127 for the three months ended September 30, 2007 from $1,624 for the comparable period in 2006. The increase of $1,503, or 93%, was primarily due to increases of $1,228 for personnel related costs (including salaries and sales commissions), $141 for travel related costs and $134 of other costs. Each of the cost increases was due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. During 2007, to continue to drive our revenue growth we transitioned to a regional management strategy that added an additional layer of sales management, allowing us to better support our sales representatives and enabling more focused selling efforts. As a percentage of revenues, sales and marketing expenses have declined as we have gained productivity from a more experienced sales force and leveraged the fixed costs associated with corporate sales activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2007	2006	% Change

General and administrative expenses	$2,732	$1,985	38%
General and administrative expenses as a % of revenues	17%	29%	-41%

General and administrative expenses increased to $2,732 for the three months ended September 30, 2007 from $1,985 for the comparable period in 2006. The increase of $747, or 38%, was primarily due to increases of $474 for personnel related costs, $185 for legal costs and $88 of other costs, which includes $134 of reductions in estimates related to our provision for doubtful accounts. The changes in estimate resulted from improvements to our billing systems and collections processes that were implemented in 2006. Personnel costs increased as a result of the total general and administrative headcount increasing in support of our revenue growth. In addition, we have expanded our corporate infrastructure to make our operations more efficient and scalable by enhancing our information technology systems and implementing finance initiatives to bring our billing and reimbursement functions in-house. Legal expense increased as a result of regulatory initiatives and the ongoing development and maintenance of our compliance program. As a percentage of revenues, general and administrative expenses have declined as we have leveraged our existing personnel in light of our revenue growth.

Research and Development Expenses

	Three Months Ended September 30,
	2007	2006	% Change

Research and development expenses	$143	$271	-47%
Research and development expenses as a % of revenues	1%	4%	-75%

Research and development expenses for the three months ended September 30, 2007 declined as the focus of our business and the allocation and use of our personnel shifted from research and development efforts to specialized diagnostic services.

Interest Income, Interest Expense and Other Income

	Three Months Ended September 30,
	2007	2006	% Change

Interest income	$118	$55	115%
Interest expense	$(72)	$(96)	-25%
Other income (expense)	$(1)	$7	-114%

Interest income for the three months ended September 30, 2007 increased primarily due to increased cash balances available for investment in short-term government agency securities.

Interest expense for the three months ended September 30, 2007 decreased primarily due to lower outstanding borrowings under our financing facilities.

Provision for Income Taxes

	Three Months Ended September 30,
	2007	2006

Provision for income taxes	$(114)	$—

Provision for income taxes for the three months ended September 30, 2007 has increased from the comparable period in 2006 primarily due to our becoming profitable in the first quarter of 2007. Due to limitations on our ability to fully utilize net operating loss carryforwards for alternative minimum tax purposes, we are unable to fully offset our alternative minimum taxable income which resulted in an estimated provision for income taxes of $114 for the three months ended September 30, 2007.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenues

	Nine Months Ended September 30,
	2007	2006	% Change

Revenues (1)	$40,770	$16,190	152%
Number of cases	15,717	7,497	110%
Revenues per case	$2,594	$2,160	20%

(1) During the nine months ended September 30, 2007, we recorded changes in estimates to reduce our contractual allowances, which increased our revenues by $827, all of which pertain to revenues originally earned in 2006. These changes in estimate related to only non-contracted payors and resulted from additional collection experience and improvements to our billing systems and collection processes that were implemented in 2006.

Revenues for the nine months ended September 30, 2007 increased 152% due to case volume increases of 110% and revenues per case increases of 20%, driven by improved weighted average revenues per case as a result of a net increase in Medicare reimbursement rates for our key service offerings and the additional revenues recorded in 2007 as a result of changes in estimates to reduce our contractual allowances related to revenues, some of which we earned in 2006. Case volumes, and therefore revenues, have increased during the nine months ended September 30, 2007 as a result of the increase in our sales force from September 30, 2006 to September 30, 2007. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further concentrate our sales representatives on in-person customer visits. Sales force productivity during the nine months ended September 30, 2007 also increased as a result of more efficient selling efforts, enhanced recognition in the market and expanded service offerings.

Cost of Revenues

	Nine Months Ended September 30,
	2007	2006	% Change

Cost of revenues	$16,543	$9,308	78%
Cost of revenues as a % of revenues	41%	57%	-28%
Number of cases	15,717	7,497	110%
Cost of revenues per case	$1,053	$1,242	-15%

Cost of revenues for the nine months ended September 30, 2007 has increased over the comparable period in 2006 primarily due to the increased volume of cases processed. As a percentage of revenues and on a per case basis, cost of revenues has declined as we have leveraged our fixed laboratory infrastructure, more fully utilized our laboratory personnel and lowered the variable material and outsourcing costs through improved pricing with our suppliers. This has resulted in gross margins of 59% and 43% for the nine months ended September 30, 2007 and 2006, respectively.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2007	2006	% Change

Sales and marketing expenses	$7,869	$4,137	90%
Sales and marketing expenses as a % of revenues	19%	26%	-24%

Sales and marketing expenses increased to $7,869 for the nine months ended September 30, 2007 from $4,137 for the comparable period in 2006. The increase of $3,732, or 90%, was primarily due to increases of $2,812 for personnel related costs (including salaries and sales commissions), $509 for travel related costs and $411 of other costs. Each of the cost increases was due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. During 2007, to continue to drive our revenue growth we transitioned to a regional management strategy that added an additional layer of sales management, allowing us to better support our sales representatives and enabling more focused selling efforts. As a percentage of revenues, sales and marketing expenses have declined as we have gained productivity from a more experienced sales force.

General and Administrative Expenses

	Nine Months Ended September 30,
	2007	2006	% Change

General and administrative expenses	$6,997	$4,968	41%
General and administrative expenses as a % of revenues	17%	31%	-45%

General and administrative expenses increased to $6,997 for the nine months ended September 30, 2007 from $4,968 for the comparable period in 2006. The increase of $2,029, or 41%, was primarily due to increases of $1,122 for personnel related costs, $430 for legal costs, $313 for the provision for doubtful accounts (net of a $196 reduction to the provision for doubtful accounts related to changes in estimate associated with 2006 revenues) and $165 of other costs. Personnel costs increased as a result of the total general and administrative headcount increasing in support of our revenue growth. In addition, we have expanded our corporate infrastructure to make our operations more efficient and scalable by enhancing our information technology systems and implementing finance initiatives to bring our billing and reimbursement functions in-house. The provision for doubtful accounts increased in 2007 primarily due to the related revenue growth, and legal expense increased as a result of regulatory initiatives and the ongoing development and maintenance of our compliance program. As a percentage of revenues, general and administrative expenses have declined as we have leveraged our existing personnel in light of our revenue growth.

Research and Development Expenses

	Nine Months Ended September 30,
	2007	2006	% Change

Research and development	$463	$860	-46%
Research and development expenses as a % of revenues	1%	5%	-80%

Research and development expenses for the nine months ended September 30, 2007 declined as the focus of our business and the allocation and use of our personnel shifted from research and development efforts to specialized diagnostic services.

Interest Income, Interest Expense and Other Income

	Nine Months Ended September 30,
	2007	2006	% Change

Interest income	$245	$193	27%
Interest expense	$(231)	$(288)	-20%
Other income	$41	$319	-87%

Interest income for the nine months ended September 30, 2007 increased primarily due to increased cash balances available for investment in short-term government agency securities.

Interest expense for the nine months ended September 30, 2007 decreased primarily due to lower outstanding borrowings under our financing facilities.

Provision for Income Taxes

	Nine Months Ended September 30,
	2007	2006

Provision for income taxes	$(274)	$—

Provision for income taxes for the nine months ended September 30, 2007 has increased from the comparable period in 2006 primarily due to our becoming profitable in the first quarter of 2007. Due to limitations on our ability to fully utilize net operating loss carryforwards for alternative minimum tax purposes, we are unable to fully offset our alternative minimum taxable income which resulted in a provision for income taxes of $274 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the private placement of equity securities and both long-term and short-term debt financings. Through September 30, 2007, we received net proceeds of approximately $58.8 million from the sale of shares of our preferred stock.

Subsequent to September 30, 2007, we completed the following transactions:

•                  On October 15, 2007, we effected a 1-for-4.75 reverse stock split of our common stock;

•                  On October 31, 2007, we repaid all outstanding long-term debt in connection with our IPO;

•                  On November 2, 2007, we completed our IPO whereby we sold 4,736 shares of common stock at $17 per share and received net proceeds of $73,860 (after underwriting discounts and commissions and estimated offering costs not yet paid as of September 30, 2007). The sale of these shares included the underwriter’s exercise in full of their option to purchase 450 additional shares; and

•                  On November 2, 2007, the 52,401 outstanding shares of convertible preferred stock automatically converted into an aggregate of 11,032 shares of common stock upon the closing of our IPO.

As of September 30, 2007, we had $10.1 million in cash and cash equivalents, primarily consisting of money market funds and short-term government agency securities. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. On a pro forma basis, including the net proceeds from our IPO and repayment of long-term debt, we had $82.0 million of cash and cash equivalents as of September 30, 2007.

Our primary ongoing source of cash is cash receipts on accounts receivable from our service revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in DSO, which can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO has decreased from an average of 93 days in 2005 to 82 days in 2006 and down to 54 days as of September 30, 2007. We strive to improve our billing and collection efforts, which have included implementing a new electronic billing system in 2006 and increasing the number of trained personnel dedicated to this effort. To assess our efforts, we monitor the DSO of our accounts receivable. We believe that our efforts to improve our billing and collection systems and processes will continue to result in a decrease in our DSO through at least 2007.

Our primary uses of cash are to fund operating expenses, service debt and the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as the provision for doubtful accounts, depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Debt service primarily consists of principal payments on our outstanding debt that was eliminated when we paid off all of our outstanding long-term debt in connection with the closing of our IPO. Acquisitions of property and equipment primarily consist of purchases of laboratory equipment, computer hardware and software and facility improvements.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2007 consisted of net income of $8,679 plus $2,473 of growth in accounts payable and accrued liabilities, $1,152 of provision for doubtful accounts, $405 of depreciation, $390 of stock-based compensation and $57 of non-cash interest expense, offset by $3,960 of growth in accounts receivable and $143 of changes in working capital and other operating assets and liabilities. The increase in accounts receivable was a result of revenue growth offset by reductions in our DSO. The growth in accounts payable and accrued liabilities was a result of increases in overall spending in support of our revenue growth. Net cash used in operating activities during the nine months ended September 30, 2006 primarily reflected our net loss of $3,401 and $2,127 of cash used to fund certain changes in working capital and other operating assets and liabilities, offset by non-cash adjustments of $836 for the provision for doubtful accounts, $493 of depreciation, $235 for the loss on impairment of fixed assets, $107 of stock-based compensation and $62 of non-cash interest expense.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 and 2006 consisted of $788 and $879, respectively, of net purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2007 consisted of $1,249 of payments on notes payable and capital leases related to funding of our working capital and equipment purchases and $1,074 of payments to vendors that provided services in connection with our IPO, offset by $284 of proceeds from the issuance of notes payable related to equipment loans and $50 of net proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2006 consisted of $1,058 of payments on notes payable and capital leases related to funding of our working capital and equipment purchases, offset by $394 of proceeds from the issuance of notes payable related to equipment loans and $20 of net proceeds from the exercise of stock options.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•                  changes in regulations or payor policies, including reimbursement levels from governmental payors and private insurers, or contracting arrangements with payors or changes in other laws, regulations or policies; and

•                  the extent to which we expand our operations and increase our market share.

We expect to continue to spend substantial amounts of capital to grow our business. We estimate the costs associated with increasing our personnel in the near-term to be approximately $8.0 million to $12.0 million, the costs associated with establishing a second laboratory facility to be approximately $15.0 million to $25.0 million and the costs associated with expansion of our backup systems to be up to approximately $5.0 million. We believe our current cash, cash equivalents and investments will be adequate to fund our planned growth and operating activities through at least the end of 2010. While we anticipate that cash from our operations in addition to our current cash, cash equivalents and investments will be sufficient to fund our growth as well as our operating activities in the future, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Beyond

Interest and principal payable under Loan Agreement (2)	$3,176	$1,773	$1,266	$137	$—	$—	$—
Operating lease obligations(1)	5,832	992	1,021	1,052	1,084	1,116	567
Capital lease obligations	19	19	—	—	—	—	—

Total	$9,027	$2,784	$2,287	$1,189	$1,084	$1,116	$567

(1) Excludes cash obligations related to our sublease extension dated May 2007 of $134, $272, $280, $289, $297 and $151 for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

(2) All such indebtedness was repaid in full in connection with our IPO.

From time to time we may enter into contracts with suppliers, manufacturers and other third parties under which we may be required to make payments. The table above does not reflect any future obligations that may arise due to the establishment of our second laboratory facility, including facility leasing costs, tenant improvements and other facility startup, expansion and infrastructure costs.

Recent Accounting Pronouncements

See Note 1 of the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have not engaged and do not expect to engage in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents as of September 30, 2007 consisted primarily of cash, money market funds and short-term government agency securities with maturities of less than 90 days. As of November 30, 2007, including the net proceeds from our IPO, we have added auction rate securities and longer-term government securities to our investment portfolio. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or Exchange Act, prior to the filing of this report we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our final prospectus filed by the Company with the Securities and Exchange Commission on October 30, 2007 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-144997) for the Company’s initial public offering. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Business Operations

Reimbursement levels for our specialized diagnostic services are subject to continuing change and any reductions in reimbursement levels would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and other private payors, such as hospitals and private medical groups. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates paid by governmental payors for our specialized diagnostic services. For example, the consumer price index, or CPI, update of the clinical laboratory fee schedule for 2004 through 2008 was frozen by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. Although this modification to Medicare’s reimbursement rates did not materially affect the amount paid by Medicare for our current services, future modifications to Medicare’s reimbursement rates or the reimbursement rates from other governmental payors could significantly reduce the amounts we receive for the services we provide. Payment rates also may be impacted if we are no longer able to submit claims to Medicare for our pathology services for hospital patients, but are instead required to bill hospitals for payments. Current legislation allows us to submit such claims to Medicare through 2007.

Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. The Medicare physician fee schedule is updated annually and CMS, the agency responsible for administering the Medicare program, has made a number of methodological changes to components of the formula used to calculate the payment rate beginning in 2007. These methodological changes have not resulted in any significant reductions in the reimbursement for the pathology services we provide, but future modifications may result in reduced payment rates. Further, because of another longstanding formula used to calculate the annual update factors for the physician fee schedule, a decrease in the reimbursement rates for pathology services is proposed for 2008 unless Congress acts to change the formula used or continues, as it has done in the past, to mandate freezes or increases each year.

Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program which is currently the subject of a CMS demonstration project pursuant to the requirements of the MMA. If implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

In addition, some private insurers and other third party payors link their rates to Medicare’s reimbursement rates, and a reduction in Medicare reimbursement rates for clinical laboratory and pathology services could result in a corresponding reduction in the reimbursements we receive from such third party payors. Any reductions in reimbursement levels for our specialized diagnostic services would decrease our revenues and adversely affect our results of operations and financial condition.

* Operating as a non-contracting provider with certain payors may adversely affect our results of operations and financial condition and contracting with those payors may be disadvantageous to us.

We are currently considered to be a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the year ended December 31, 2006 and the nine months ended September 30, 2007. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not collect applicable patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

Should any of the third party payors with whom we are not contracted insist that we enter into a contract for the specialized diagnostic services we provide, the resulting contract may contain pricing and other terms that are materially less favorable to us than the terms under which we currently operate. If revenues from a particular payor grow, there is heightened risk that such a third party payor will insist that we enter into contractual arrangements that contain such terms. If we refuse to enter into a contract with such a third party payor, they may refuse to cover and reimburse for our services, which may lead to a decrease in case volume and a corresponding decrease in our revenues. If we contract with such a third party payor, although our case volume may increase as a result of the contract, our revenues per case under the contractual agreement and gross margins may decrease. The overall net result of contracting with third party payors may adversely affect our business, results of operations and financial condition.

* Changes in regulations, payor policies or contracting arrangements with payors or changes in other laws, regulations or policies may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.

Governmental payors, as well as private insurers, and other private payors have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for clinical laboratory and pathology services, including the specialized diagnostic services we provide. In addition, as a result of the focus on healthcare reform in connection with the 2008 Presidential election, there is risk that Congress may implement changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including hem/oncs, will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition. For example, prior to February 19, 2007, we were reimbursed for all the flow cytometry studies we performed. On February 19, 2007, the California contractor for Medicare that we bill for flow cytometry studies issued a local coverage determination for those studies, limiting reimbursement to only 20 flow cytometry studies for services performed on or after that date. Our diagnostic tests use an average of approximately 24 flow cytometry studies and to receive reimbursement for all studies performed, we may be required to file an appeal.

For approximately half of our revenues for the year ended December 31, 2006 and the nine months ended September 30, 2007, we were generally subject to reimbursement as a non-contracting provider, and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with the third party payors that we are not currently contracted with. We estimate contractual allowances with respect to revenues from third party payors that we are not currently contracted with. In the second and third quarters of 2007, respectively, we recorded positive changes in estimate to reduce contractual allowances by $938,000 and $612,000 based on historical collection experience. There can be no assurances that we will not be required to make similar adjustments to estimates with respect to contractual allowances in the future which could adversely affect our results of operations.

Increased competition, including from competitors replicating our key service offerings in the future, and the failure to provide a higher quality of service than that of our competitors could adversely affect our revenues and profitability.

The laboratory services industry generally is intensely competitive both in terms of service and price, and it continues to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and change service levels, resulting in more intense competition. Most of our existing competitors and many potential competitors have substantially greater financial, selling, logistical and laboratory resources, more experience in dealing with third party payors for the services we provide, and greater market penetration, purchasing power and marketing budgets, as well as more experience in providing diagnostic services.

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. For example, we provide treating hem/oncs with telephonic access on a real-time basis to the specific hempath that generates a report and analysis on the specific patient. Our failure to provide services superior to the laboratories with which we compete could adversely affect our revenues and profitability.

Because we do not rely on our intellectual property portfolio to impede others from copying our business, there are no significant barriers to entry into our business, and new or existing laboratories could replicate our key service offerings and business model and enter our market to compete with us with relatively low upfront investments, which would adversely affect our business and prospects.

* We have a limited operating history, have had net operating losses for several years, had an accumulated deficit of $46.7 million as of September 30, 2007 and only recently became profitable, and we are unable to predict whether we will remain profitable.

We are an early stage company with a limited operating history. We did not commence selling our specialized diagnostic services until the third quarter of 2004 and only became profitable in the first quarter of 2007. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer history of successfully commercializing specialized diagnostic services.

During our limited operating history, we have incurred substantial net operating losses. We have financed our operations through private placements of preferred stock and debt and our IPO and have incurred losses in each full fiscal year since our inception in January 1999. For the years ended December 31, 2005 and 2006, we had net losses of $9.2 million and $3.8 million, respectively, and for the nine months ended September 30, 2007, we had net income of $8.7 million, which includes a $1.0 million positive change in accounting estimates that increased net income for the period. Although we became profitable in the first quarter of 2007, we have incurred significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of $46.7 million. We may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company reporting requirements or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict whether we will remain profitable or the extent of our profitability or future losses.

* We are highly dependent on Cartesian Medical Group, Inc. for the services of our hempaths and any significant difficulties in recruiting or retaining these highly trained hempaths could adversely affect our revenues and results of operations.

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian who is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States, and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by the Company at any time on 60 days’ prior written notice, and either party may terminate the PSA upon the other party’s uncured material breach. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts, and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

We must hire and retain qualified sales representatives to grow our sales.

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing sales representatives and hiring new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to hem/oncs to effectively market and sell our specialized diagnostic services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly.

Our sales personnel have developed and maintain close relationships with a number of healthcare professionals. In particular, our sales force focuses its efforts on developing relationships with community-based hem/oncs and other healthcare professionals who are decision makers in their offices. Our sales depend on the use of our specialized diagnostic services by these community-based hem/oncs and other healthcare professionals, and successful marketing of our services depends on educating these community-based hem/oncs and other healthcare professionals as to the distinctive characteristics, benefits, high quality and value of our specialized diagnostic services compared to those of our competitors.

If a sales representative ceases employment, we risk the loss of customer goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our customers may choose to use a competitor’s services based on their relationship with the sales representative.

If we fail to attract and retain key management and other personnel, we may be unable to successfully maintain or develop our business.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, laboratory and other personnel. For example, we are highly dependent on the operational and financial expertise of our executive officers. The loss of the services of any of our executive officers, particularly Tina Nova Bennett, Ph.D., our president and chief executive officer, could impede our growth. In particular, our executive officers currently perform all of our policy making functions, are in charge of our principal business units, divisions and functions and are solely responsible for all key decisions. We are also dependent on our key employees and consultants, who are important to our business and assist and support our executive officers in implementing and executing these officers’ key decisions. If we lose any of our executive officers or key employees and consultants, other of these individuals may be required to fulfill his or her duties and spend time finding a replacement. We may not be able to find suitable replacements, and our business may be harmed as a result. We do not maintain “key woman” or “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ our executive officers and key employees on an at-will basis and their employment can be terminated by us or them at any time.

Our industry has experienced a high rate of turnover of management personnel in recent years. In addition to the intense competition for qualified personnel in the healthcare industry, the San Diego area is characterized by a high cost of living, particularly for housing. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our operational objectives, our revenue growth and our ability to implement our business strategy.

* We may experience difficulties in managing our growth, and our growth rate may decline.

Our revenues have grown to $40.8 million for the nine months ended September 30, 2007 from $16.2 million for the nine months ended September 30, 2006. This growth has put significant pressure on our systems and operations. As of September 30, 2007, we had 134 full-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

•                  scale our internal infrastructure, including establishing a second laboratory facility, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

•                  maintain and strengthen our relationships with our hem/onc customers as we increase the number of our sales and marketing personnel and increase our presence in the various geographic markets we serve;

•                  attract and retain sufficient numbers of talented employees, including sales personnel, hempaths, CSCs, scientists, laboratory technicians and administrative employees, to handle the increasing number of tests we are requested to conduct;

•                  manage our relationship with Federal Express to ensure its ability to handle increasing sample transport and deliveries;

•                  continue to enhance our compliance and quality assurance systems; and

•                  continue to improve our operational, financial and management controls and reporting systems and procedures.

If we are not able to successfully implement the tasks necessary to further expand our operations, our business, results of operations and financial results could be adversely affected. In addition, as our revenues grow, our period over period growth rate may decline.

We currently intend to expand our infrastructure, including the establishment of a new laboratory facility and additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

In order to better serve our expanding customer base, to serve as backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we intend to expand our infrastructure, including establishing a second laboratory facility in another geographic market and expanding our backup systems. In order to establish a new laboratory facility, we will be required to spend considerable time and money securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a second facility. Even after the new laboratory facility is operational it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing facility as we seek to balance the amount of work allocated to each facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. An expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, this expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

* If our Carlsbad laboratory facility becomes inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

We currently do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory facility located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facility, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, we recently experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation, and we may be unable to regain those customers in the future. Our insurance covering damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In the event our facility is damaged or destroyed, we would need to engage a third party to perform laboratory testing services on our behalf. In order to rely on a third party to perform these testing services, we could only use another facility with established state licensure and Clinical Laboratory Improvement Amendments of 1988, or CLIA, accreditation. We cannot assure you that we would be able to find another CLIA-certified facility, or that another laboratory would be willing to perform the necessary tests for us on commercially reasonable terms. Finding a new laboratory that meets the required state licensure and CLIA accreditation standards or developing new systems necessary to operate our business would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services or to provide the same level of quality in our services as we currently provide, which would harm our reputation and adversely affect our business, results of operations and financial condition.

* We incur financial risk related to collections.

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. We face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. Our provision for doubtful accounts for the year ended December 31, 2006 and for the nine months ended September 30, 2007 was approximately 5% and 3%, respectively, of revenues. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition.

We or our suppliers and/or manufacturers may be subject to litigation relating to, among other things, payor and customer disputes, regulatory actions, professional liability, intellectual property, employee-related matters, product liability and other potential claims, which could adversely affect our business.

We or our suppliers and/or manufacturers may become subject in the ordinary course of business to material litigation related to, among other things, payor or customer disputes, professional liability, regulatory actions, intellectual property, employee-related matters, product liability and other potential claims, as well as investigations by governmental agencies and governmental payors relating to the specialized diagnostic services we provide. Responding to these types of claims, regardless of their merit, could result in significant expense and divert the time, attention and resources of our management. Legal actions could result in substantial monetary damages as well as significant harm to our reputation with community-based hem/oncs and other healthcare professionals and with payors, which could adversely affect our business, financial condition and results of operations.

We, Cartesian and/or our hempaths may be sued, or may be added as an additional party, under physician liability or other liability law for acts or omissions by our hempaths, laboratory personnel and other employees and consultants, including but not limited to being sued for misdiagnoses or liabilities arising from the professional interpretations of test results. We, Cartesian and/or our hempaths may periodically become involved as defendants in medical malpractice and other lawsuits, and are subject to the attendant risk of substantial damage awards, in particular in connection with our COMPASS service offering. Our hempaths are insured for medical malpractice risks on a claims-made basis under traditional professional liability insurance policies. We also maintain general liability insurance that covers certain claims to which we may be subject. Our general insurance does not cover all potential liabilities which may arise, including governmental fines and penalties that we may be required to pay, liabilities we may incur under indemnification agreements and certain other uninsurable losses that we may suffer. It is possible that future claims will not be covered by or will exceed the limits of our insurance coverage.

The suppliers and manufacturers of the diagnostic tests we perform, which are critical to the performance of our specialized diagnostic services, maybe exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that their diagnostic tests infringe the intellectual property rights of these third parties. In such event, we could no longer have access to, or we may be prohibited from marketing or performing, such diagnostic tests unless we obtained a license from such third party. A license may not be available to us on acceptable terms, if at all. If we are unable to license diagnostic tests that are important to our specialized diagnostic services, our business, financial condition and results of operations may be adversely affected.

We rely on a limited number of third parties for manufacture and supply of all of our laboratory instruments, tests and materials, including consumables, and we may not be able to find replacement suppliers or manufacturers in a timely manner in the event of any disruption, which could adversely affect our business.

We rely on third parties for the manufacture and supply of all of our laboratory instruments, equipment and materials, including consumables such as reagents and disposable test kits, that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Certain of our suppliers provide us with analyte specific reagents, or ASRs, which serve as building blocks in the diagnostic tests we conduct in our laboratory. These suppliers are subject to regulation by the U.S. Food and Drug Administration, or FDA, and must comply with federal regulations related to the manufacture and distribution of ASR products. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples.

We rely almost exclusively on a single carrier, Federal Express, for reliable and secure point-to-point transport of patient bone marrow and other samples to our laboratory and enhanced tracking of these patient samples. Federal Express has tailored some of its systems and processes to meet our specific needs in providing high quality services to our hem/onc customers. In our specialty diagnostic field, patient samples more often than not include bone marrow biopsies, which are both technically difficult for a physician to obtain and extremely uncomfortable for patients to endure. Should Federal Express encounter delivery performance issues such as loss, damage or destruction of a sample, it would be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased referrals from physicians for our specialized diagnostic services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis.

If we or Federal Express were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

Proprietary trademarks, service marks, trade secrets and unpatented know-how are very important to our business.

We use numerous trademarks and service marks to identify the products and services we offer, some of which have been registered with the U.S. Patent and Trademark Office, or USPTO, and others of which are undergoing USPTO review. In addition, we are seeking registration of the name Genoptix in additional fields of use. We cannot guarantee that any of the trademarks or service marks for which we have applied for registration will be granted. Moreover, should a third party challenge one or more of our trademarks or service marks, we cannot guarantee that we would prevail in that challenge. Despite the use of our trademarks or service marks in connection with our services, we are not the sole person entitled to use the names COMPASS or CHART in every category in the United States. For example, third parties have registered the name COMPASS in the United States in the medical field and other categories. None of these third parties have contacted us with a claim that our COMPASS trademark infringes their rights. However, we cannot guarantee that a third party with rights in a COMPASS or CHART trademark will not assert those rights against us in the future, by opposing one of our trademark applications, petitioning to cancel one of our trademark registrations, or filing suit against us for trademark infringement seeking damages and/or an injunction to stop us from using our mark.

Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still be able to obtain this information or we may be unable to protect our rights. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.

If technological innovation or prophylactic treatments were to reduce the need to conduct diagnostic testing on blood and bone marrow samples or allow our customers or other third parties to perform specialized diagnostic services similar to ours, our business, prospects, results of operations and financial condition could be adversely affected.

In order for hem/oncs to arrive at the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they currently require highly specialized diagnostic services that analyze blood and bone marrow samples. We focus our diagnostic efforts primarily on specific malignancies of the blood and bone marrow. Serial blood and bone marrow examinations are typically performed to follow the progress of the disease and the patient’s response to therapy. Technological innovations or other advances in medicine that result in the creation of enhanced diagnostic tools may enable other clinical laboratories, hospitals, physicians or other medical providers, or patients, to provide specialized diagnostic services similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. Advances in technology or medicine may also result in a cure or prophylactic treatment for some of the diseases on which we focus which could reduce or eliminate the need to obtain and analyze bone marrow samples. This would substantially reduce or eliminate our market opportunity and adversely affect our business, prospects, results of operations and financial condition.

Failure in our information technology, or IT, telephone or other systems could significantly disrupt our operations and adversely affect our business and financial condition.

IT and telephone systems are used extensively in virtually all aspects of our business, including laboratory testing, sales, billing, customer service, logistics and management of medical data. The success of our business depends on the ability to obtain, process, analyze, maintain and manage this data. Our management relies on our information systems because:

•                  patient samples must be received, tracked and processed on a timely basis;

•                  test results must be monitored and reported on a timely basis;

•                  billings and collections for all customers must be managed efficiently and accurately;

•                  third party ancillary billing services require proper tracking and reporting;

•                  pricing and other information related to our services is needed by our sales force and other personnel in a timely manner to conduct business;

•                  centralized procurement and test inventory management systems are required for effective test inventory management;

•                  regulatory compliance requires proper tracking and reporting; and

•                  proper recordkeeping is required for operating our business, regulatory compliance, managing employee compensation and other personnel matters.

Our business, results of operations and financial condition may be adversely affected if, among other things:

•                  our IT, telephone or other systems are interrupted or fail for any extended length of time;

•                  services relating to our IT, telephone or other systems are not kept current;

•                  our IT, telephone or other systems become unable to support expanded operations and increased levels of business;

•                  information is lost or unable to be restored or processed; or

•                  information security is breached.

Our success depends, in part, on the continued and uninterrupted performance of our IT, telephone and other systems, which are vulnerable to damage from a variety of sources, including telecommunications or network failures, computer viruses, natural disasters and physical or electronic break-ins. We are especially vulnerable to losses of patient information which could result in violations of federal and state privacy laws. Despite the precautionary measures we have taken to prevent breakdowns in our IT and telephone systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner or that cause us to lose patient information could adversely affect our business, results of operations and financial condition.

We may experience difficulty in identifying, acquiring or in-licensing, and integrating third parties’ products, services, businesses and technologies into our current infrastructure and we may not be able to successfully execute on and integrate such products, services, businesses or technologies, which could disrupt our business and adversely affect our results of operations and financial condition.

An important part of our business strategy is to opportunistically pursue additional technologies, collaborations and acquisitions that will enable us to accelerate the implementation of our strategic plan and to increase the number of customers we serve and the specialized diagnostic services we provide to those customers. For example, we currently outsource select specialized services that we offer and we may in the future seek to acquire the necessary capabilities to provide these services internally. Although we are not currently a party to any other agreements or commitments and we have no understandings with respect to any such opportunities, we may seek to, and currently intend to use a portion of the net proceeds from this offering to, expand our services and technologies, on an opportunistic basis and as resources allow, by acquiring or in-licensing products, services, businesses or technologies that we believe are a strategic fit with our business and growth plans. Future acquisitions or in-licensing of products, services, businesses or technologies, however, may entail numerous operational and financial risks including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention;

•                  the availability of financing to pay for these transactions;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for these transactions;

•                  higher than expected acquisition, in-licensing and integration costs;

•                  increased amortization expenses;

•                  difficulties in and costs of combining the operations and personnel of any acquired or in-licensed products, services, businesses or technologies with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired or in-licensed products, services, businesses or technologies due to changes in management and ownership; and

•                  inability to retain key employees of any acquired or in-licensed products, services, businesses or technologies.

Finally, we may devote resources to potential acquisitions, in-licensing or collaboration opportunities that are never completed or fail to realize the anticipated benefits of such efforts. Any of these matters could disrupt our business and adversely affect our results of operations and financial condition.

We use biological and hazardous materials that require considerable expertise and expense for handling, storage or disposal and may result in claims against us.

 We work with hazardous materials, including chemicals, biological agents and compounds, blood and bone marrow samples and other human tissue, that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties.

In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers’ compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

We engage the services of consultants to assist us with certain aspects of our business. Many of these consultants were previously employed at or may have previously been or are currently providing consulting services to, other clinical laboratories or diagnostics companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Relating to Regulatory and Compliance Matters

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenues, adversely affect our results of operations and financial condition and harm our business.

The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•                  federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•                  federal and state laboratory anti-mark-up laws;

•                  federal and state anti-kickback laws;

•                  federal and state false claims laws;

•                  federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•                  coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•                  restrictions on reimbursements for our services;

•                  federal and state laws governing laboratory testing, including CLIA;

•                  federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

•                  the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•                  federal and state regulation of privacy, security and electronic transactions;

•                  state laws regarding prohibitions on the corporate practice of medicine;

•                  state laws regarding prohibitions on fee-splitting;

•                  federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

•                  Occupational Safety and Health Administration, or OSHA, rules and regulations.

These laws and regulations are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws may require us to change our business model in order to maintain compliance with these laws, which could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations and financial condition.

* If we fail to comply with healthcare fraud and abuse laws that govern, among other things, sales and marketing, billing and claims processing practices, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

We are subject to various state and federal healthcare fraud and abuse laws and regulations, including, but not limited to:

•                  the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under governmental payor programs such as Medicare and Medicaid;

•                  the federal False Claims Act which prohibits individuals or entities from knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent; HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•                  the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the year ended December 31, 2006 and the nine months ended September 30, 2007, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

* Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 43% and 38% of our revenues for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a material portion of our revenues would decline, which could adversely affect our results of operations and financial condition.

Our business could be harmed by future interpretations of clinical laboratory mark-up prohibitions.

Our laboratory currently uses the services of outside reference laboratories to provide certain complementary laboratory services to those services provided directly by our laboratory. Although Medicare policies do not prohibit certain independent-laboratory-to-independent-laboratory referrals and subsequent mark-up for services, California and other states have rules and regulations that prohibit or limit the mark-up of these laboratory-to-laboratory services. A challenge to our charge-setting procedures under these rules and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Amendments of 1988, or those of other state or local agencies.

We are subject to CLIA, which is administered by CMS and extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as “high complexity” under CLIA, the laboratory may obtain ASRs, which are used to develop in-house diagnostic tests known as “home brews.” We received our CLIA accreditation certificate as a “high complexity” laboratory in mid-2004. To renew this certificate, we are subject to survey and inspection every two years as well as the possibility of unannounced surveys at any time. Our CLIA accreditation was last renewed in 2006.

We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, California requires that we maintain a license to conduct testing in California and California law establishes standards for our day-to-day laboratory operations, including the training and skill required of laboratory personnel and quality control. Certain other states, including Florida, Maryland, New York and Pennsylvania, require that we hold licenses to test specimens from patients residing in those states, and additional states may require similar licenses in the future. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

Certain of our specialized diagnostic tests take advantage of the “home brew” exception from FDA review, and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as diagnostic medical devices under the federal Food, Drug and Cosmetic Act, or FDCA, but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. A substantial portion of our specialized diagnostic tests are “home brew” tests for which we have not obtained FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our “home brews,” are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation, or QSR, and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours. We cannot predict the extent of the FDA’s future regulation and policies with respect to “home brew” tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain of the diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

Failure to comply with the HIPAA security and privacy regulations may increase our operational costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of “protected health information,” or PHI, by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•                  the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and healthcare operations activities;

•                  a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

•                  the content of notices of privacy practices for PHI; and

•                  administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on the corporate practice of medicine.

The manner in which licensed physicians can be organized to perform and bill for medical services is governed by state laws and regulations. Under the laws of some states, including California, business corporations generally are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians. All of the hempaths that we utilize in connection with providing our specialized diagnostic services are employed by Cartesian. Cartesian is a California professional corporation we formed for the purpose of providing professional medical services in conjunction with the diagnostic services that we provide. On December 31, 2005, we entered into the PSA with Cartesian pursuant to which these hempaths provide professional services to us. Prior to that time, we employed these hempaths, which could result in the potential assertion by regulatory authorities that we were engaged in the corporate practice of medicine.

We believe that we currently are in compliance in all material respects with the laws governing the corporate practice of medicine in California. If regulatory authorities or other parties were to assert that we were engaged in the corporate practice of medicine currently or prior to December 31, 2005, or if California laws governing the corporate practice of medicine were to change, we could be required to restructure our contractual and other arrangements, and we and/or our hempaths could be subject to civil or criminal penalties. In addition, the provision of our specialized diagnostic services, which rely heavily on the professional services provided by our hempaths, could be interrupted or suspended, which would adversely affect our business, results of operations and financial condition.

Risks Relating to Our Finances and Capital Requirements

* We may need to raise additional capital in the future, which may not be available on favorable terms or at all, which may cause dilution to our existing stockholders or require us to be subject to certain restrictions.

We may need to raise additional capital in the future. Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our IPO, private placements of preferred stock and debt. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership in our company will be diluted.

* We expect to continue to incur significant increased costs as a result of operating as a public company, and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we currently expect to be at least $2.2 million per year. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel expect to continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. As a public company, it will be more difficult and more expensive for us to renew director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, commencing in 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control over financial reporting. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Risks Relating to the Securities Markets and Investment in Our Common Stock

There may not be a viable public market for our common stock.

We cannot predict the extent to which investor interest in our company will lead to an active trading market for our stock on the NASDAQ Global Market or any other stock market or how liquid any such market might become. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

Fluctuations in our operating results and market volatility may affect our stock price.

The market price of our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•                  changes in coverage and/or reimbursement guidelines and amounts;

•                  variations in deductible and coinsurance amounts;

•                  changes in regulations affecting the healthcare or diagnostic services industry;

•                  failure to comply with applicable regulations;

•                  changes in the payor mix or the mix or cost of our specialized diagnostic services;

•                  the timing and volume of patient orders and the timing and cost of our sales and marketing campaigns;

•                  increased investigative or enforcement initiatives by governmental and other third party payors;

•                  additions or departures of key personnel;

•                  variations in our quarterly operating results, including the number of business days in each quarter;

•                  seasonality and volume declines due to adverse weather conditions and holidays;

•                  material changes in our days sales outstanding, or DSO, level;

•                  changes in securities analysts’ estimates of our financial performance;

•                  announcements of acquisitions or other strategic transactions by us or our competitors;

•                  announcements of new products or services offered by us or our competitors;

•                  fluctuations in stock market prices and trading volumes of similar companies or in the broader markets generally;

•                  sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•                  any litigation in which we become involved;

•                  discussion of us or our stock price by the financial and medical press and in online investor communities; and

•                  changes in accounting principles generally accepted in the United States.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, both of which became effective upon the completion of our IPO, may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

* If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their interests and not necessarily those of other stockholders.

As of November 30, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their interests and not necessarily those of other stockholders.

* Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 10,639,423 shares of our common stock outstanding as of November 30, 2007 are currently restricted as a result of securities laws or lock-up agreements, but will be available for resale in the public market as described below. As a result of the lock-up agreements between the underwriters for our IPO and our security holders and the provisions of Rule 144, Rule 144(k) and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, the shares of our common stock that will be available for sale in the public market are as follows:

•                  1,367,134 shares will be eligible for sale under Rule 144(k) or Rule 701 upon the expiration of the lock-up agreements, beginning180 days after the date of the final prospectus for our IPO;

•                  9,272,298 shares will be eligible for sale under Rule 144 upon the expiration of the lock-up agreements, subject to volume limitations, manner of sale requirements and other restrictions, beginning 180 days after the date of the final prospectus for our IPO; and

•                  1,646,084 shares will be eligible for sale, upon the exercise of vested options and warrants, upon the expiration of the lock-up agreements, beginning 180 days after the date of the final prospectus for our IPO.

In November 2007, the SEC announced that it approved proposed revisions to Rule 144 to reduce the holding period for restricted shares of common stock to six months under specified circumstances, to modify the restrictions on the sale of restricted shares of common stock held by affiliates and to modify certain other restrictions on resale of the shares of common stock under Rule 144 to make it easier for stockholders under specified circumstances to sell their shares.

Moreover, the holders of up to approximately 10,398,012 shares of common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate upon the earlier of four years following the closing of our IPO or, as to a particular holder of registration rights, when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act within a single 90-day period. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements between the underwriters for our IPO and our security holders.

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur additional indebtedness, the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be the sole source of gain for the foreseeable future.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

If we are not the subject of securities analyst reports or if any securities analyst downgrades our common stock or our sector, the price of our common stock could be negatively affected.

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts’ coverage, which in turn could affect the price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our stock or one of our competitors’ stocks, the trading price of our common stock may also be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From July 1, 2007 to September 30, 2007, we granted stock options to purchase 48,302 shares of our common stock at an exercise price of $9.03 per share to our employees and directors under our 2001 equity incentive plan. From July 1, 2007 to September 30, 2007, we issued and sold an aggregate of 20,142 shares of our common stock to our employees and directors at a price of $0.40 per share for an aggregate of $8,024 pursuant to exercises of options granted under our 2001 equity incentive plan.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144997) that was declared effective by the Securities and Exchange Commission on October 29, 2007, which registered an aggregate of 5,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On November 2, 2007, 4,735,714 shares of common stock were sold on our behalf, including 450,000 shares sold by us upon exercise in full of the underwriters’ over-allotment options, and 1,014,286 shares of common stock were sold on behalf of the selling stockholders, including 300,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $17.00 per share, for an aggregate gross offering price of $80,507,138 to us, and $17,242,862 to the selling stockholders. The underwriters of the offering were Lehman Brothers, Inc., Banc of America Securities LLC and Cowen and Company. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $5.6 million in connection with the offering. In addition, we incurred additional costs of approximately $2.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.8 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of November 30, 2007, we had invested $23.9 million of net proceeds from the offering in auction rate securities and government agency securities with the balance of the net proceeds held in money market funds. Through November 30, 2007, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $1.8 million. We intend to use the remaining proceeds to increase our personnel, establish a second laboratory facility, expand our backup systems, opportunistically pursue new collaborations or acquisitions and fund working capital and general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In October 2007, our stockholders acted by written consent to approve the following: (1) the approval and adoption of an amendment to our amended and restated certificate of incorporation be filed prior to the effectiveness of our initial public offering to implement a 1-for-4.75 reverse split of our common stock; (2) the approval and adoption of our amended and restated certificate of incorporation to become effective upon the closing of our initial public offering; (3) the approval and adoption of our amended and restated bylaws to become effective upon the closing of our initial public offering; (4) approval of our Board classification; (5) the approval and adoption of our 2007 Equity Incentive Plan; (6) the approval and adoption of our 2007 Employee Stock Purchase Plan; (7) the approval and adoption of our 2007 Non-Employee Directors’ Stock Option Plan; and (8) the approval of the form of indemnity agreement between us and each of our directors and executive officers. Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Stockholders holding an aggregate of 52,630,215 shares approved each of the above matters and stockholders holding approximately 1,299,202 shares did not vote with respect to such matters. The share numbers reported above do not reflect the 1-for-4.75 reverse stock split of our outstanding common stock effected on October 15, 2007.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(1)	Amended and Restated Bylaws of the Registrant
4.1	(2)	Form of the Registrant’s Common Stock Certificate
4.2	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on April 19, 2002 to General Electric Corporation.
4.3	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on July 29, 2002 to General Electric Corporation.
4.4	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on November 26, 2002 to Comerica Bank.
4.5	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on March 8, 2004 to Comerica Bank.
4.6	(2)	Warrant to Purchase Stock issued by the Registrant on May 9, 2005 to Comerica Bank.
4.7	(2)	Warrant to Purchase Stock issued by the Registrant on May 30, 2006 to Comerica Bank.
4.8	(2)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders.
4.9	(2)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders
10.1	†	Employment Agreement, dated December 10, 2007, between the Registrant and Christian V. Kuhlen, M.D., Esq.
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                  Indicates management contract or compensatory plan.

*                 These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on November 2, 2007.

(2) Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144997), as amended, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: December 12, 2007	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)