Form 10-K
period 2007-12-31
GENOPTIX INC
filed 2008-02-12
CIK 1138412

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33753

GENOPTIX, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	33-0840570 (I.R.S. Employer Identification No.)
2110 Rutherford Road, Carlsbad California (Address of Principal Executive Offices)	92008 (Zip Code)
(760) 268-6200 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☒

        As of January 31, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $264,322,984, based on the closing price of the registrant's common stock on The NASDAQ Global Market of $37.21 per share on January 31, 2008. The registrant has elected to use January 31, 2008, as the calculation date because on June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) the registrant was a privately-held concern and there was no public market for its common stock.

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of January 31, 2008, was 16,100,860.

DOCUMENTS INCORPORATED BY REFERENCE
None

GENOPTIX, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2007

i

PART I

Forward-Looking Statements

        The information in this Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC.

        Forward-looking statements include, but are not limited to, statements about:

  •
  the expected reimbursement levels from governmental payors and private insurers;

  •
  application of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulations, federal and state false claims laws and corporate practice of medicine laws, to our business and the services we provide;

  •
  regulatory developments in the United States;

  •
  our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988, or CLIA;

  •
  our ability to expand our operations and increase our market share;

  •
  our ability to compete with other clinical diagnostic laboratories;

  •
  our expected growth in revenues and profitability;

  •
  Cartesian's ability to hire and retain an adequate number of highly trained hematopathologists, or hempaths;

  •
  our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

  •
  our ability to successfully establish a second laboratory facility and expand our backup systems and infrastructure; and

  •
  the accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

        These forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, of which this Annual Report on Form 10-K is a part, completely and with the understanding that our actual future results may be materially different from what we expect.

        Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1.    Business

BUSINESS

Overview

        We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologists and oncologists, or hem/oncs. Our highly trained group of hempaths utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient's condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

        Our key service offerings, COMPASSSM and CHART®, are designed to meet the specific needs of community-based hem/oncs. Our COMPASS service offering includes the determination by our hempaths of the appropriate diagnostic tests to be conducted and the performance of these tests. We then evaluate, synthesize and summarize the results into an easy to read comprehensive report, and our hempaths are available to interpret these results jointly with the hem/onc, giving them the benefit of our expertise and analytical experience. Our CHART service offering combines multiple COMPASS assessments and analyses of disease progression after intervening clinical action, providing the hem/onc with a valuable diagnostic tool to track both a patient's disease and response to the prescribed treatment regimen.

        Our revenue growth rate reflects the value of our differentiated service offerings to these community-based hem/oncs. Our revenues increased 147% from $24.0 million for the year ended December 31, 2006 to $59.3 million for the year ended December 31, 2007. Our net loss for the years ended December 31, 2005 and 2006 was $9.2 million and $3.8 million, respectively, and our net income for the year ended December 31, 2007 was $13.4 million, which includes $1.5 million of increases to our net income as a result of positive changes in 2006 accounting estimates. These changes in accounting estimates positively impacted revenues and our provision for doubtful accounts as a result of continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        We were incorporated in Delaware in January 1999. Our principal executive offices are located at 2110 Rutherford Road, Carlsbad, California 92008 and our telephone number is (760) 268-6200. Our corporate website address is www.genoptix.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K. Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms "Genoptix," "Genoptix Medical Laboratory," "we," "us" and "our" refer to Genoptix, Inc., a Delaware corporation. Genoptix, Inc. does business as Genoptix Medical Laboratory.

        We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the SEC. The public may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding Genoptix and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.genoptix.com.

Our Approach

        Our customer-centric service model enables us to deliver what we believe is superior value to our hem/onc customers and distinguishes us from other diagnostic service providers.

        Once a hem/onc notifies us about a blood or bone marrow specimen to be analyzed, we arrange for its prompt pick-up and transport to our laboratory for analysis. Samples are tracked real time throughout transport, substantially reducing the risk of sample loss. After receiving the specimen in our state-of-the-art laboratory, one of our hempaths conducts a detailed review of all documents and materials relating to the patient case. The hempath then determines the acuity and urgency of the patient case and whether immediate intervention may be required by the hem/onc, and confirms that the appropriate tests are ordered and conducted. We then assign the entire patient case to a single hempath, who interprets and integrates all test results.

        By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient's disease progression over time.

        Our clinical services coordinators, or CSCs, work with the hempath responsible for the patient case to ensure the quality, completeness and consistency of the report. A detailed report including results of all tests performed is delivered either through eCOMPASS, our secure web-based patient reporting system, by facsimile, courier or mail, or personally over the telephone, based upon the preference of the hem/onc. In addition, our hempath responsible for the patient case is clearly identified and readily available to discuss any aspect of the patient case with the hem/onc.

        We have implemented customer-friendly billing processes that include directly billing insurers after the report has been delivered to the hem/onc. Our billing model is designed to avoid the complex billing arrangements that are typical in our industry and to minimize errors and administrative burden on the community-based hem/onc.

        We believe this integrated approach provides a key service to community-based hem/oncs and enables us to capitalize on a large, unmet market opportunity.

Market Overview and Opportunity

        We focus on marketing our specialized diagnostic services to community-based hem/oncs treating malignancies of the blood and bone marrow, and other forms of cancer. According to the National Cancer Institute, or NCI, and the American Cancer Society, or ACS, there were approximately 800,000 patients in the United States living with malignancies or pre-malignant diseases of the blood and bone marrow in 2004, with more than 140,000 new cases being diagnosed each year. A 2005 survey by the American Medical Association, or AMA, reports that these patients are served through approximately 11,000 practicing hem/oncs, and that approximately 79% of these hem/oncs practice in the community setting. Since 1998, according to the AMA, the number of practicing hem/oncs has been growing at an annual rate of approximately 3.8%, significantly outpacing the overall annual growth in physicians in the United States of approximately 2.5%.

        In order for hem/oncs to make the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they require highly specialized diagnostic services. Serial blood and bone marrow examinations are typically performed to follow the progress of the disease and the patient's response to therapy. The typical bone marrow case consists of histopathology, flow cytometry and cytogenetic assessments. Based on our experience to date, approximately 60% of our patient cases consist of bone marrow cases and approximately 40% consist of blood-based cases. Based on our experience to date and on Medicare reimbursement rates that are in effect through June 30, 2008 for these procedures, the average bone marrow case generates service revenues of at least $3,000. The typical blood-based case does not require the same degree of complexity as a bone marrow case and generally consists of only one or more of the assessments typically performed in a bone marrow case, a Polymerase Chain Reaction, or PCR, test or a Circulatory Tumor Cell, or CTC, test. Based on our experience to date and on Medicare reimbursement rates that are in effect through June 30, 2008 for these procedures, blood-based cases generate service revenues ranging from approximately $100 per case up to $3,000 per case or more, depending upon the tests included in each case. Based upon estimates from CMS, we believe there are more than 350,000 bone marrow procedures performed annually in the United States, each of which includes at least one bone marrow test, and that the bone marrow testing market alone represents at least a $1.0 billion opportunity annually. In addition, based upon our patient case mix and the number of people diagnosed with malignancies and pre-malignancies of the blood and bone marrow each year, we believe there are more than 200,000 blood-based tests for liquid and solid tumors performed annually in the United States.

        The market for specialized laboratory services for both bone marrow and blood-based testing has historically been served by hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories, each of which has its own strengths, but none of which exclusively focuses on the specific needs of community-based hem/oncs. For example, hospital pathologists tend to be general pathologists that do not have the expertise to perform the specialized diagnostic services that are required by community hem/oncs. Esoteric testing laboratories tend to focus on the delivery of tests to hospital pathologists as opposed to the delivery of a comprehensive assessment of a specific patient case to a community hem/onc. National reference laboratories tend to focus on the low-cost provision of a broad portfolio of tests as opposed to handling complex, individual patient cases. Academic laboratories tend to focus on research and education for their academic institution rather than providing their sophisticated diagnostic services to non-affiliated, community hem/oncs. Our service offerings, which are based on a comprehensive assessment of a specific patient case by using sophisticated diagnostic technologies, have been specifically built around these unmet needs of the community hem/oncs, and, we believe, address their need for specialized diagnostic services of complex, individual patient cases.

Our Competitive Strengths

Personalized and Comprehensive Approach Focused on the Specific Diagnostic Needs of Community-Based Hem/Oncs

        Our entire process from specimen collection to delivery of a comprehensive diagnostic report is tailored to the specific needs of the community-based hem/onc. Upon arrival of a specimen at our facilities, one of our hempaths conducts a detailed review of the patient case, determines its acuity and urgency and whether immediate intervention may be required, and ensures that the appropriate tests are ordered and conducted. We then assign the entire patient case to a single hempath, who interprets and integrates all test results. In our COMPASS and CHART service offerings, our hempath integrates patient history and current and previous test results into a comprehensive summary diagnosis. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient's disease progression over time. In addition, our hempath responsible for the patient case is clearly identified and readily available to the hem/onc to personally discuss any aspect of the patient case. We believe that this approach drives our growth by providing a differentiated, specialized and integrated service and key diagnostic tools to community-based hem/oncs that enable them to provide better patient care.

Differentiated Value Proposition Through COMPASS and CHART Service Offerings

        Our key service offerings, COMPASS and CHART, are specifically designed to address the unmet needs of community-based hem/oncs. Our COMPASS service offering involves the determination by our hempaths of the appropriate diagnostic tests to be conducted and the performance of these tests. We then evaluate, synthesize and summarize the results into an easy to read comprehensive report, and our hempaths are available to interpret these results jointly with the hem/onc, giving them the benefit of our expertise and analytical experience. Our CHART service offering combines multiple COMPASS assessments and analyses of disease progression after intervening clinical action, providing the hem/onc with a diagnostic tool to track both a patient's disease and response to the prescribed treatment regimen. We believe our COMPASS and CHART service offerings facilitate efficient and effective patient care by providing hem/oncs with a clear, concise and actionable diagnosis rather than just providing individual test results.

Highly Trained and Specialized Personnel

        Our highly trained and specialized sales representatives, hempaths and CSCs are an important factor in providing our services and enabling our growth.

        Our sales representatives are highly experienced, with strong technical knowledge and an extensive understanding of the community-based hem/onc's practice. Each of our sales representatives typically has a four-year bachelor of science or arts degree, preferably in the biological sciences, a three- to five-year history selling diagnostic services or specialty pharmaceuticals directly to hem/oncs, and has completed a quality sales training program.

        As of February 12, 2008, we have 15 hempaths who have credentials from leading academic institutions and have an average of approximately 10 years of hematopathology experience, including their fellowships in hematopathology. With well over 125 years of combined hematopathology expertise, our hempaths have extensive experience with highly challenging diagnoses, permitting them to collaboratively discuss difficult cases in a manner typically found in an academic setting.

        Our CSCs are an integral component of our focus on quality and are responsible for the review and quality of every test report before it is sent to the customer. All of our CSCs have a minimum of a bachelor of science or arts degree in the biological sciences or substantial relevant industry experience.

        We believe our highly trained and specialized national sales force focused exclusively on community-based hem/oncs, combined with the expertise of our hempaths and the quality assurance provided by our CSCs, results in a higher quality, customer-friendly service offering to community-based hem/oncs.

Experienced Management Team and Metric Driven Culture

        We are led by Tina Nova Bennett, Ph.D., our president and chief executive officer. In addition to her work with us, Dr. Nova Bennett has been involved in the co-founding of three life science companies, two of which completed initial public offerings, or IPOs, and one of which was acquired. As our chief executive officer, Dr. Nova Bennett leads an experienced management team with an average of more than 20 years of healthcare industry, financial or operational experience. Our management team has created a culture of accountability throughout the organization in which we track the performance of our services real time and use our extensive internal systems and processes to continuously measure the performance of our business operations. For example, we track and measure the daily average speed for answering calls, the percentage of calls answered live, the average turn around time for each of our services and general customer buying patterns, including cases per month, frequency of orders and tests per case. We also perform annual customer satisfaction surveys allowing us to proactively address issues that may arise from time to time. We believe that our metric driven culture results in higher quality services, increased customer satisfaction and improved productivity.

Our Growth Strategy

        Our objective is to become the leading specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hem/oncs and to continue to capitalize on our diagnostic service offerings to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services. In furtherance of this objective, our growth strategy has the following key elements:

Expand Our Organization and Infrastructure

        Based on case volume and the estimated total number of blood and bone marrow procedures nationwide, we estimate our current market share for bone marrow procedures at approximately 4%. For the foreseeable future, we intend to grow our market share by increasing our personnel, including sales personnel, hempaths, CSCs, scientists, laboratory technicians and administrative employees, as well as expanding our infrastructure. This will enable us to visit more hem/oncs more frequently and inform them more fully of our service offerings, while maintaining our existing relationships with hem/oncs and current high standards of customer service. As we grow and become a larger enterprise, we anticipate that our organizational structure will also expand to include additional executive officers, promoted from within or recruited from outside Genoptix, who may include executive officers in the areas of billing and reimbursement, commercialization, compliance, laboratory operations and strategy. In addition, we intend to establish a second laboratory facility and expand our backup systems.

Leverage Our Existing Infrastructure to Increase Operating Efficiencies

        Our CLIA and College of American Pathologists, or CAP, certified laboratory was designed to be highly scalable in anticipation of future growth, and as the volume of customer orders increases, we believe we will be able to take advantage of associated economies of scale. In 2008, we intend to expand our current laboratory capacity by building out unimproved areas within our existing facility. As our name becomes more recognized and our existing sales force becomes more established in its markets, we believe that our sales force productivity should increase and the time it takes new sales representatives to reach their full potential and the average cost per sale should decrease. We also intend to take advantage of economies of scale in other areas, such as volume discounts offered by our outside couriers, improved terms for the reagents and consumables we use and increased efficiency in our back office functions such as billing and collection.

Expand Service Offerings to Hem/Oncs

        We intend to continue to be among the first to market with new technologies and innovations as the standard of care evolves. We believe that by continuously enhancing and supplementing our service offerings, we will solidify our relationships with hem/oncs and expand our revenue opportunities. For example, we believe we were the first commercial laboratory to offer a comprehensive assessment of a patient case through our COMPASS service offering; the first commercial laboratory to offer mutation testing for Janus Kinase 2, a new PCR diagnostic test for a subtype of leukemia; the first, and we believe thus far the only, commercial laboratory to offer PCR testing for the MPL W515 L/K mutation used in characterizing another leukemia subtype; and the second commercial laboratory to offer CTC testing for breast cancer. In addition, we believe we are currently the only commercial laboratory offering a specific product providing an analysis of disease progression after intervening clinical action through our CHART service offering. Over the next few years, we anticipate a number of additional blood-based assays for liquid and solid tumors to become available, which we intend to be one of the first laboratories to commercialize.

Pursue Additional Collaborations and Acquisitions to Supplement Our Business

        We intend to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of hem/onc customers we serve, including by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance and name recognition and reputation among hem/oncs, and potentially provide us with early access to new technologies available for commercialization.

Our Services

        Our key service offerings include COMPASS and CHART. Test requisitions for more than half of the patient samples we processed for the year ended December 31, 2007 included our COMPASS and/or CHART service offerings. We introduced CHART in the first quarter of 2007 and believe that it provides significant additional value to hem/oncs in their efforts to evaluate the effectiveness of the prescribed treatment regimen over time. The following diagnostic services and non-proprietary technologies, each of which includes professional interpretation by our hempaths and utilizes complex and sophisticated instrumentation operated by highly trained personnel, can be ordered individually or as part of our COMPASS or CHART service offerings:

  •
  Histopathology—expert microscopic evaluation of blood or bone marrow material in order to identify the nature and extent of disease;

  •
  Flow Cytometry—a quantitative method to characterize maturation level of cells and measure the type and amount of leukemia/lymphoma via automated assessment of cellular surface characteristics;

  •
  Cytogenetics—a suite of methods designed to reveal changes and/or abnormalities at the level of the chromosome in order to identify malignant processes and to assist in the prognosis of a malignancy;

  •
  PCR—a quantitative method to follow progression of disease and response to therapy at the genetic level (DNA sequence); and

  •
  CTC—identification and enumeration of tumor cells circulating in the blood of metastatic breast and colon cancer patients.

Sales and Marketing

        We believe our sales and marketing approach distinguishes us from our competitors. We have a nationwide sales force that currently operates out of 18 states and focuses exclusively on community-based hem/oncs and their office staff. Most of our sales representatives have a four-year bachelor of science or arts degree, primarily in the biological sciences, and a three- to five-year history selling diagnostic services or niche pharmaceuticals directly to hem/oncs. Each of them has also typically completed a quality sales training program. We have organized our sales organization and customer-facing commercial teams into regional business units, led by a territory manager that coordinates the sales, service and support personnel for that particular region. We believe this regional business unit model allows us to add additional sales and support resources to a particular territory while maintaining our existing relationships with community-based hem/oncs and a high level of management control.

        Each of our sales representatives receives a base salary commensurate with his or her years of experience and sales commissions based upon actual sales performance against his or her territory-specific sales budget. We also offer periodic promotional sales contests pursuant to which each sales representative may receive various incentives.

        As of January 31, 2008, we had 35 sales representatives, which includes three regional managers, that operate out of 18 states nationwide, which we expect to more than double over the next three years. We intend to hire additional sales representatives throughout the United States and anticipate that we will eventually have sales representatives in nearly all of the 48 contiguous states. Currently, there are several geographic regions in which one sales representative services community-based hem/onc customers in several states and we intend to hire additional sales representatives in these areas. We expect to continue to focus the overwhelming majority of our marketing and selling efforts on community-based hem/oncs and their office staff. Our sales representatives are highly experienced, with strong technical knowledge and an extensive understanding of the community-based hem/onc's practice. They concentrate on a geographic area determined based upon the size of and the number of practicing community-based hem/oncs in that area, who we identify using several national physician databases that provide address information, patient demographic information and other pertinent data relevant to targeting and prioritizing potential customers for our service offerings. Selling efforts are conducted through visits to community-based hem/onc offices. Our sales representatives inform the hem/oncs and their office staff of the value of our service offerings to assist them in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer. Our sales representatives are skilled in probing the unmet needs of the community-based hem/onc and their office staff with regard to specialized diagnostic services and discussing the features and benefits of our service offerings. Additionally, our sales representatives provide follow-up sales and service calls to the community-based hem/onc office to ensure we are continuing to meet their needs and expectations for our service offerings, and to explore the possibility of other opportunities for the community-based hem/onc to use our specialized diagnostic services. This approach allows our sales representatives to build and enhance relationships with our customers, helping us to better understand their needs and develop new service offerings. We believe the expansion of our sales force in the future will enable us to visit more hem/oncs more frequently and inform them more fully of our service offerings, while maintaining our relationships with hem/oncs and current high standards of customer service.

        We have developed an extensive library of clear and effective sales and marketing materials to support our sales efforts. Our marketing materials are targeted at three distinct decision makers with respect to our services: community-based hem/oncs; office staff and medical assistants; and patients. Materials for hem/oncs focus on education and description of our differentiated and unique workflow as applied to the diagnosis of hematomalignancies. This includes detailed descriptions of how we manage patient cases as compared to traditional laboratory services providers, updates on new diagnostic technologies and synopses from recent medical meetings regarding malignancies of the blood and bone marrow, and other forms of cancer. Materials for office staff and medical assistants focus on practice workflow issues and highlight proper sample preparation, as well as basic information on new diagnostic technologies. We also offer field-based training for medical assistants advising them on the proper technique for making blood and bone marrow smears to ensure we receive optimal specimens. Our marketing materials for patients address, in simple terms, questions about the technologies used to diagnose disease and concerns about billing and insurance issues.

Competition

        As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily based on the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

        Hospital Pathologists.    Pathologists located within a hospital have traditionally provided most of the diagnostic services required by community-based hem/oncs. These pathologists typically rely on close interaction with the treating physician, including face-to-face contact if necessary. However, only very large hospitals tend to retain hempaths on staff, and most general pathologists do not have the expertise in hematology/oncology necessary to perform all the specialized services required by hem/oncs.

        Esoteric Testing Laboratories.    Esoteric testing laboratories typically are specialized regional centers focused on servicing hospitals and hospital-based pathologists, oftentimes maintaining a staff of hempaths on site that can provide support in the interpretation of certain results. The business models of these laboratories tend to be focused on the efficient delivery of individual tests rather than the comprehensive assessments of specific cases, and their target groups tend to be hospital pathologists as opposed to community-based hem/oncs.

        National Reference Laboratories.    National reference laboratories typically offer a full suite of tests for a variety of medical professionals including general practitioners, hospitals and pathologists. This emphasis on providing a broad product portfolio of commoditized tests at the lowest possible price tends to limit these laboratories' ability to handle highly complex samples requiring special attention, such as bone marrow specimens. In addition, national reference laboratories tend not to provide ready access to a medical professional for interpretation of test results or a specialized focus on the needs of community-based hem/oncs.

        Academic Laboratories.    Academic laboratories generally provide state-of-the-art technology and expertise. These laboratories are typically pursuing multiple activities and goals such as research and education or are committed to their own hospitals. This limits the attractiveness of academic laboratories to outside hem/oncs, who tend to have focused specialized needs.

        Examples of our competitors include Bio-Reference Laboratories, Inc., Genzyme Corp., Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We believe that we can continue to effectively compete in our industry based on our differentiated services that offer community-based hem/oncs the technical expertise of an esoteric testing laboratory, the customer intimacy of a hospital pathologist and the state-of-the-art industry technology of an academic laboratory, while maintaining a specialized service focus that is not typically available from national reference laboratories that cover a broad range of medical specialties. We believe that our customer-focused and highly trained and knowledgeable sales force will continue to effectively differentiate our services from those of our competitors and that we intend to continue to gain market share by providing personalized and collaborative diagnostic services to community-based hem/oncs.

Quality Assurance

        We consider the quality of our diagnostic services to be of critical importance, and we have established a comprehensive quality assurance program for our laboratory designed to drive accurate and timely test results and to ensure the consistent high quality of our testing services. In addition to the compulsory proficiency programs and external inspections required by the CMS and other regulatory agencies, we have developed a variety of internal systems and procedures to emphasize, monitor and continuously improve the quality of our operations.

External Proficiency/Accreditations

        We participate in numerous externally-administered quality surveillance programs, and our laboratory is CAP accredited.

        The CAP accreditation program involves both unannounced on-site inspections of the laboratory and participation in CAP's ongoing proficiency testing program for all categories. CAP is an independent non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories nationwide, and which has been accredited by CMS to inspect clinical laboratories to determine adherence to the CLIA standards. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source, one of Medicare's primary requirements for reimbursement eligibility.

Internal Quality Control

        We maintain internal quality controls by running samples with known diagnosis at the same time as patient samples are submitted for testing. We also have an extensive, internally administered program of blind sample proficiency testing (i.e., the testing laboratory does not know the sample being tested is a quality control sample). In addition, our CSCs are an integral component of our focus on quality—they are responsible for the review and quality of every test report before it is sent to the hem/onc customer and work with the hempath responsible for the report to ensure its quality, completeness and consistency. All of our CSCs have a minimum of a bachelor of science or arts degree in the biological sciences or substantial relevant industry experience.

Information Systems

        We have developed and implemented management information systems that support our operations as well as strategically position us for long-term growth in light of evolving market trends. We believe our information systems are secure and robust, and we back-up all of our data and e-mail systems on a regular basis. We track the performance of our services real time and provide our customers with progress reports upon request. We have also created extensive systems and processes to measure the performance of our business operations via daily monitoring of several hundred individual variables that provide insight on quality, productivity, performance-to-plan, customer buying patterns, customer communications, market share, suppliers and reimbursement. In addition, we provide our hem/onc customers with secure web-based patient reporting through eCOMPASS, which provides HIPAA compliant, encrypted notification of report availability via e-mail, remote access to reports, various search capabilities, the ability to print reports on demand, interfaces to electronic medical record systems, access to all previous patient reports for a particular patient and updates on testing services.

Billing and Reimbursement

Billing

        Billing for diagnostic services is generally highly complex. We have implemented customer-friendly-billing processes that permit direct billing of third party payors and that accept all payor policies for "in-network" providers in those states where this type of treatment is permitted. Our billing system generates contractual adjustments for each case at the time it is billed, based on the applicable fee schedule associated with the patient's insurance plan. This billing model is designed to reduce the complexity of billing arrangements that are typical in our industry and to minimize errors in processing and administrative burdens on our hem/onc customers. However, depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, such as private insurance companies, managed care companies, governmental payors such as Medicare and Medicaid, physicians, hospitals and employer groups, each of which may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations as well as our internal compliance policies and procedures add further complexity to the billing process. Other factors that complicate billing include:

  •
  variability in coverage and information requirements among various payors;

  •
  missing, incomplete or inaccurate billing information provided by ordering physicians;

  •
  billings to payors with whom we do not have contracts;

  •
  disputes with payors as to which party is responsible for payment; and

  •
  disputes with payors as to the appropriate level of reimbursement

        Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. These additional costs include those related to: (1) increased complexity in our billing due to the additional procedures and processes required by governmental payor programs; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and the absence of advance beneficiary notices.

        We are focused on carefully preparing claim submissions to minimize missing or incorrect information to facilitate billing and claims processing, and we have an internal billing and collections department that is devoted to mitigating unpaid claims. Our allowance for doubtful accounts has been provided for at the rate of approximately 2% and 5% of revenues for the years ended December 31, 2007 and 2006, respectively. Our days sales outstanding, or DSO, averaged 58 days in 2007 down from 82 days in 2006. As of December 31, 2007, our DSO was 52 days. The decreases in both the provision for doubtful accounts and DSO were the result of continued improvements to our billing systems and collection processes.

Reimbursement

        We provide diagnostic services primarily to community-based hem/oncs; however, our diagnostic service revenues may come from several sources. Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be (1) the physician or other authorized party (such as a hospital, another laboratory or an employer) who ordered the testing service or otherwise referred the services to us, (2) a third party who provides coverage to the patient, such as an insurance company, managed care organization or a governmental payor program or (3) the patient. For the year ended December 31, 2007, we derived approximately 60% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 38% from Medicare and Medicaid and 2% from other sources.

        Because a large percentage of our revenues is derived from the Medicare program, the coverage and reimbursement rules are significant to our operations. As a Medicare-participating laboratory based in California, we bill the Medicare program's California contractor and are subject to that contractor's local coverage and reimbursement policies. The current California Medicare contractor may be replaced by a new contractor as of June 2008. Because the current contractor has protested the scheduled replacement, at this time it is unclear whether the new contractor will take over on that date or at all, or whether any changes to current local coverage and reimbursement policies would occur as a result of any changes in contractor.

        Reimbursement under the Medicare program for diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule, each of which is subject to geographic adjustments and is updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are paid according to the clinical laboratory fee schedule. Although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to all clinical laboratories, certain laboratory tests which are performed by physicians, including most of the services provided by us, are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule.

        The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Payment under the fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual CPI updates. The CPI update of the clinical laboratory fee schedule for 2004 through 2008 was frozen by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

        For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The physician fee schedule is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. The formula used to calculate the fee schedule conversion factor resulted or would have resulted in significant decreases in payment levels in recent years. However, in past years, Congress has intervened multiple times to freeze or increase the conversion factor, including for 2007, which would otherwise have seen a 5% decrease. As a result of the Medicare, Medicaid and SCHIP Extension Act of 2007, the conversion factor was increased by 0.5% for payment of claims with dates of service from January 1, 2008 through June 30, 2008. For claims with dates of service from July 1, 2008 and thereafter, the conversion factor will revert to the previous payment methodology (a reduction of 10.1% from base year 2007 conversion factors) as was outlined in the Federal Register dated November 27, 2007 unless Congress acts again to set aside the formula to update the fee schedule. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to the physician fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

Governmental Regulation

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

        As a diagnostic service provider, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with certain CLIA-imposed standards. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law.

        To renew our CLIA certificate, which expires February 3, 2009, we are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional random inspections. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. Our laboratory holds a CLIA certificate to perform high complexity testing. If a laboratory is certified as "high complexity" under CLIA, the laboratory may obtain analyte specific reagents, or ASRs, which are used to develop in-house diagnostic tests known as "home brews."

        CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries.

        In addition to CLIA requirements, we are subject to various state laws. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states, including California, have implemented their own more stringent laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or prescribe record maintenance requirements. Our laboratory is licensed and accredited by the appropriate state agencies in the states in which we do business.

Health Insurance Portability and Accountability Act

        Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of protected health information, or PHI, used or disclosed by healthcare providers and other covered entities. Three principal regulations with which we are currently required to comply have been issued in final form under HIPAA: privacy regulations; security regulations; and standards for electronic transactions.

        The privacy regulations cover the use and disclosure of PHI by healthcare providers. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a healthcare provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. We have also implemented policies, procedures and standards to comply appropriately with the final HIPAA security regulations, which establish requirements for safeguarding the confidentiality, integrity and availability of PHI, which is electronically transmitted or electronically stored. The HIPAA privacy and security regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws.

        In addition, we have taken necessary steps to comply with HIPAA's standards for electronic transactions, which establish standards for common healthcare transactions. In particular, we have completed conversion of our electronic fee-for-service claim transactions and our electronic fee-for-service remittance transactions to the final HIPAA transaction standards for electronic transmissions, including electronic transactions and code sets used for billing claims, remittance advices, enrollment and eligibility.

        Finally, we are actively working to comply with HIPAA regulations on adoption of national provider identifiers, or NPIs. This rule calls for the adoption of the national provider identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. We were required to comply with this standard by May 23, 2007. However, on April 2, 2007, CMS announced that covered entities who do not expect to be in compliance with this standard by May 23, 2007 may implement contingency plans for an additional twelve-month period through May 23, 2008. During this period, CMS will not impose penalties on covered entities who implement contingency plans if they have made reasonable and diligence efforts to become compliant with the rule. The CMS has begun issuing NPI numbers to HIPAA-covered entities in preparation for the required compliance date of May 23, 2008. We have applied for and received our NPI number, as well as, updated our billing system with the NPIs of our customer hem/oncs to ensure compliance with CMS filing and processing requirements.

Federal and State Fraud and Abuse Laws

        The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under a governmental payor program. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services has issued a series of regulatory "safe harbors." These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs. Many states have also adopted statutes similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only governmental payor programs.

        In addition to the administrative simplification regulations discussed above, HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from governmental payor programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from governmental payor programs.

        Finally, another development affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third party payor and not merely a governmental payor program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each separate false claim.

Physician Referral Prohibitions

        Under a federal law directed at "self-referral," commonly known as the "Stark Law," there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states, including California, also have anti-"self-referral" and other laws that are not limited to Medicare and Medicaid referrals.

Corporate Practice of Medicine

        Numerous states, including California, have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensing proceedings. All of the hempaths who we utilize in connection with providing our specialized diagnostic services are employed by Cartesian. Cartesian is a California professional corporation we formed in April 2005 for the purpose of providing professional medical services in conjunction with the diagnostic services that we provide. On December 31, 2005, we entered into the Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian pursuant to which these hempaths provide professional services to us. Prior to that time, including while we were in the process of establishing contractual arrangements with Cartesian, we employed these hempaths, which could result in the potential assertion by regulatory authorities that we were engaged in the corporate practice of medicine. See "Cartesian Medical Group, Inc." for more information.

California Laboratory Licensing

        In addition to our CLIA certification, licensure is required and maintained for our laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for testing at our laboratory. We maintain a current license in good standing with the state of California.

New York Laboratory Licensing

        Our laboratory is required to be licensed by the New York State Department of Health to receive specimens from New York State. We maintain such licensure for our laboratory under New York state laws and regulations, which establish standards for day-to-day operation of a clinical laboratory, physical facilities requirements, equipment and quality control. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. We maintain a current license in good standing with the New York State Department of Health.

Other States' Laboratory Testing

        Florida, Maryland, Pennsylvania and Rhode Island each require out-of-state laboratories, which accept specimens from those states, to be licensed by such states. We have obtained licenses in these states and believe we are in compliance with applicable licensing laws.

        We may become aware from time to time of other states that require out of state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

Other Regulatory Requirements

        Our laboratory is subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste. Historically, our costs associated with handling and disposal of such wastes have not been material.

        The Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating to workplace safety for healthcare employers, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.

        Pursuant to its authority under the federal Food, Drug and Cosmetic Act, or FDCA, the U.S. Food and Drug Administration, or FDA, has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by laboratories such as ours. Specifically, the manufacturers and suppliers of ASRs, which we obtain for use in diagnostic tests, are subject to regulation by the FDA and are required to, among other things, register their establishments with the FDA, to conform manufacturing operations to the FDA's Quality System Regulation, or QSR, and to comply with certain reporting and other record keeping requirements. The FDA also regulates the sale or distribution, in interstate commerce, of products classified as medical devices under the FDCA, including in vitro diagnostic test kits. Such devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute or pursuant to the FDA's exercise of enforcement discretion. For instance, diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called "home brew" tests. The FDA maintains that it has authority to regulate the development and use of "home brews" as medical devices, but to date has decided not to exercise its authority with respect to most "home brew" tests as a matter of enforcement discretion. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of "home brews" by laboratories such as ours.

Compliance Program

        Because compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations, we have established a compliance program that is overseen by our Compliance Committee. Our Compliance Committee consists of certain members of our board of directors and our management provides periodic reports on compliance operations to the Compliance Committee.

        We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. To this end, we conduct both internal and external in-depth reviews of procedures, personnel and facilities to ensure regulatory compliance throughout our operations. We provide periodic and comprehensive training programs to our personnel, which are intended to promote the strict observance of our policies designed to ensure compliance with the statutes and regulations applicable to our operations.

Intellectual Property Rights

        Our intellectual property consists primarily of trademarks, service marks and trade secrets. The designations Genoptix, COMPASS, CHART and eCOMPASS are our principal marks. We have registered trademarks for Genoptix, CHART and eCOMPASS, and have currently applied with the U.S. Patent and Trademark Office, or USPTO, for registration in our field of use for our other principal marks. We maintain a program to protect our marks and will institute legal action where necessary to prevent others from using and/or registering confusingly similar marks.

        Although we have taken steps to protect our trade secrets, including entering into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Because we do not hold patents covering the tests we perform, our future success in the diagnostic testing industry will depend, in part, upon our ability to license new tests, technologies and services on commercially reasonable terms.

Insurance

        We maintain liability insurance for our products and services. As a general matter, providers of diagnostic services may be subject to lawsuits alleging negligence or other similar legal claims. Some of these suits involve claims for substantial damages. Any professional liability litigation could also adversely impact our customer base and reputation. Although management cannot predict the outcome of any claims made against us, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial condition but may be material to our results of operations and cash flows in the period in which the impact of such claims is determined or the claims are paid. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

        As of January 31, 2008, we employed 155 employees, including three part-time employees, all of whom are engaged in specimen preparation, regulatory affairs, development, business development, sales and marketing, quality assurance and control or administration. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Cartesian Medical Group, Inc.

        California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the corporate practice of medicine doctrine. Courts have interpreted this doctrine to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional services. The hempaths who work with us at our laboratory are not our employees but are employees of Cartesian, a California professional corporation. Throughout this Annual Report on Form 10-K, when we refer to

"our hempaths" or words of similar import, we are referring to the physicians employed by Cartesian and working at our facility as directed by Cartesian.

        We have contracted with Cartesian to provide hematopathology and other pathology services to us as an independent contractor pursuant to the PSA between us and Cartesian. We entered into the PSA with Cartesian on December 31, 2005. Prior to that time, including while we were in the process of establishing our contractual arrangements with Cartesian, we employed the individual physicians who provided professional services in connection with the clinical laboratory services provided by us and these physicians were subsequently employed by Cartesian. Pursuant to the PSA, Cartesian's hempaths work in our Carlsbad laboratory where we provide all necessary equipment, supplies, space, non-physician staffing and other support services to those physicians. The physicians employed by Cartesian work exclusively for Cartesian, which exclusively contracts with us for professional services we require to provide our specialized diagnostic services. Cartesian has not entered into any professional services agreement with any other party and may not use our laboratory facility to provide professional services to any other party without our prior consent. We formed Cartesian in April 2005. Our medical director, Bashar Dabbas, M.D., has been the only President, Treasurer and sole shareholder of Cartesian since its inception, and was employed by us since August 2005 prior to his employment by Cartesian. Dr. Dabbas is responsible for managing Cartesian, which as of February 12, 2008 employed 15 hempaths and an internal medicine specialist who provide services to us. Cartesian has no other employees. We are highly dependent on these hempaths to provide our specialized diagnostic services and we would be unable to provide these services without them. We have not used the services of any hempaths from any entity other than Cartesian and we do not employ any hempaths. We do not believe there is another organization operating in our geographical region that would be able to provide comparable professional services.

        Pursuant to the PSA, Cartesian has assigned to us its rights to collect and receive all payments for its professional services. We, and not Cartesian, are the contracting party for all of our specialized diagnostic services. We bill for services on Cartesian's behalf in accordance with a fee schedule set by Cartesian. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our revenues for the year ended December 31, 2007. In turn, we pay Cartesian professional service fees equal to the monthly aggregate of all Cartesian physician salary and benefit costs. Additionally, we reimburse Cartesian for expenses incurred for payment of physician dues, subscriptions, medical licenses and continuing medical education. The total amount of professional service fees paid to Cartesian during the years ended December 31, 2007 and 2006 was $4.3 million and $2.7 million, respectively. These professional service fees, and therefore physician salaries, are set by Cartesian on an annual basis after negotiation between us and Dr. Dabbas, and obtaining our approval. In the event hempaths salaries are increased by Cartesian and as a result we would be required to pay increased compensation expense to Cartesian, we would have a limited ability to recover these expenses through higher prices. We also provide both general business and professional liability insurance coverage to Cartesian and its physicians. All physicians hired by Cartesian enter into a standard form of physician employment agreement with Cartesian. Pursuant to this agreement, each physician agrees not to compete against Cartesian during the term of the agreement and agrees to provide professional services exclusively to Cartesian. In addition, this agreement provides that each physician acknowledges that the PSA creates obligations for such physician which must be met in order for Cartesian to fulfill the PSA's requirements (for example, each physician providing services to us through Cartesian must hold an unrestricted license to practice medicine in California). As such, the agreement provides that each physician agrees to comply with the PSA's obligations applicable to such physician and the services he or she provides to us through Cartesian. Failure to abide by the applicable terms of the PSA subjects a physician to certain immediate termination provisions under the terms of his or her employment agreement with Cartesian, thereby ensuring that Cartesian is capable of providing services to us that are in compliance with its obligations under the PSA. Each physician is entitled to standard Cartesian employee benefits and the opportunity to be granted options to purchase shares of our common stock.

        Our PSA with Cartesian provides for a one-year term that is automatically renewed on a yearly basis. During the term of the PSA, Cartesian is obligated to seek our approval before it provides similar medical services to other laboratories, hospitals or healthcare facilities. We are not obligated to approve the provision of services by Cartesian to others, and any such approval is subject to a good faith determination by us that Cartesian's provision of such services does not interfere with Cartesian's obligations under the PSA or interfere with or negatively impact our business. In addition to a limited number of special and automatic termination provisions, we may terminate the PSA at any time on 60 days' prior written notice to Cartesian and either party may terminate the PSA upon the other party's uncured material breach. For a period of two years after the termination of the PSA, Cartesian has agreed not to solicit, recruit or otherwise induce any of our employees or independent contractors to discontinue their relationship with us.

        Pursuant to the terms of the PSA, Cartesian is solely and exclusively in control of all aspects of the practice of medicine and the provision of medical services to us. The PSA requires that Cartesian and the physicians provide quality services to us. If the physicians fail to provide quality services, we have the ability to terminate the PSA for material breach by Cartesian. This mechanism allows us to ensure that Cartesian and the physicians provide services in accordance with our quality control program. Because we are not a California professional corporation, we are prohibited from exercising the control exerted by Cartesian over the physicians. To the best of our knowledge, none of the state medical boards or courts in jurisdictions in which we provide our specialized diagnostic services has taken the position that arrangements such as that which exists between Cartesian and us violate the corporate practice of medicine prohibitions. Any such determination would be fact-specific and based upon the facts and circumstances of the particular situation.

        Our medical director, Bashar Dabbas, M.D., is Cartesian's sole shareholder. Dr. Dabbas controls, supervises, and is responsible for, the work performed by the hempaths employed by Cartesian. We have entered into a medical director agreement with Dr. Dabbas, pursuant to which Dr. Dabbas serves as a consultant to us providing specified administrative services, including general administration of the day-to-day operations of our laboratory facility and other related administrative functions. Dr. Dabbas is obligated to provide at least 12 hours of these services per month for a fee of $2,000 per month. He has agreed not to compete against us in certain geographic areas during the term of the agreement and not to solicit our employees or independent contractors during the term of the agreement and for 12 months thereafter. The initial term of his medical director agreement is three years beginning on January 1, 2006 and it automatically renews for successive one-year periods unless earlier terminated. We may terminate his agreement at any time upon 60 days' prior written notice or immediately upon certain breaches of the agreement or other events. Either party may terminate the agreement upon the other party's uncured material breach. We and Cartesian have also entered into a succession agreement with Dr. Dabbas pursuant to which Dr. Dabbas' shares in Cartesian are transferred to a successor medical director or other designee of our choosing: upon Dr. Dabbas' death, permanent disability or incompetence, as determined by us; if any of the shares are transferred to a person who is not the medical director; or in the event Dr. Dabbas ceases to be: (1) duly licensed to practice medicine under the laws of the State of California; (2) in good standing with the Medical Board of California; or (3) the medical director for any reason under his medical director agreement.

Item 1A.    Risk Factors

        You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Business Operations

Reimbursement levels for our specialized diagnostic services are subject to continuing change and any reductions in reimbursement levels would decrease our revenues and adversely affect our results of operations and financial condition.

        Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and other private payors, such as hospitals and private medical groups. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates we are paid. For example, the consumer price index, or CPI, update of the clinical laboratory fee schedule for 2004 through 2008 was frozen by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. Although this modification to Medicare's reimbursement rates did not materially affect the amount paid by Medicare for our current services, future modifications to Medicare's reimbursement rates or the reimbursement rates from other governmental payors could significantly reduce the amounts we receive for the services we provide. Payment rates also may be impacted if we are no longer able to submit claims to Medicare for our pathology services for hospital patients, but are instead required to bill hospitals for payments. Current legislation allows us to submit such claims to Medicare through June 30, 2008.

        Reductions in Medicare's reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. The Medicare physician fee schedule is typically updated annually and CMS, the agency responsible for administering the Medicare program, has made a number of methodological changes to components of the formula used to calculate the payment rate. These methodological changes have not in the past resulted in any significant reductions in the reimbursement for the pathology services we provide, but future modifications may result in reduced payment rates. Because of another longstanding formula used to calculate the annual update factors for the physician fee schedule, a decrease in the reimbursement rates for pathology services is scheduled to go into effect July 2008 unless Congress acts to change the formula used or continues, as it has done in the past to mandate freezes or increases in the fee schedule. More specifically, as a result of the Medicare, Medicaid and SCHIP Extension Act of 2007, the conversion factor was increased by 0.5% for payment of claims with dates of service from January 1, 2008 through June 30, 2008. For claims with dates of service from July 1, 2008 and thereafter, the conversion factor will revert to the previous payment methodology as was outlined in the Federal Register dated November 27, 2007 unless Congress acts again to set aside the formula to update the fee schedule.

        Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program, which is currently the subject of a CMS demonstration project in Carlsbad, California, pursuant to the requirements of the MMA. If implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

        In addition, some private insurers and other third party payors link their rates to Medicare's reimbursement rates, and a reduction in Medicare reimbursement rates for clinical laboratory and pathology services could result in a corresponding reduction in the reimbursements we receive from such third party payors. Any reductions in reimbursement levels for our specialized diagnostic services would decrease our revenues and adversely affect our results of operations and financial condition.

Operating as a non-contracting provider with certain payors may adversely affect our results of operations and financial condition and contracting with those payors may be disadvantageous to us.

        We are currently considered a "non-contracting provider" by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the years ended December 31, 2007 and 2006. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not collect applicable patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

        For approximately half of our revenues for the years ended December 31, 2007 and 2006, we were generally subject to reimbursement as a non-contracting provider, and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. For the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce contractual allowances, which increased our revenues by $0.8 million based on favorable experience in the collection of accounts receivable. Because a substantial portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

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

We have a limited operating history, have had net operating losses for several years, had an accumulated deficit of $42.0 million as of December 31, 2007, and only recently became profitable, and we are unable to predict with certainty whether we will remain profitable.

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

        We have incurred losses in each full fiscal year since our inception, except for the fiscal year 2007. As of December 31, 2007, we had an accumulated deficit of $42.0 million. For the years ended December 31, 2005 and 2006, we had net losses of $9.2 million and $3.8 million, respectively. For the year ended December 31, 2007, we had net income of $13.4 million, which includes a $1.5 million increase to our net income as a result of changes in 2006 accounting estimates. We may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will remain profitable or predict the extent of our profitability or future losses.

We are highly dependent on Cartesian Medical Group, Inc. for the services of our hempaths and any significant difficulties in recruiting or retaining these highly trained hempaths could adversely affect our revenues and results of operations.

        Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian who is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States, and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by the Company at any time on 60 days' prior written notice, and either party may terminate the PSA upon the other party's uncured material breach. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts, and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

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

        If a sales representative ceases employment, we risk the loss of customer goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our customers may choose to use a competitor's services based on their relationship with the departed sales representative.

If we fail to attract and retain key management and other personnel, we may be unable to successfully maintain or develop our business.

        Our success depends on our continued ability to attract, retain and motivate highly qualified management, laboratory and other personnel. For example, we are highly dependent on the operational and financial expertise of our executive officers. The loss of the services of any of our executive officers, particularly Tina Nova Bennett, Ph.D., our president and chief executive officer, could impede our growth. In particular, our executive officers currently perform all of our policy-making functions, are in charge of our principal business units, divisions and functions and are solely responsible for all key decisions. We are also dependent on our key employees and consultants, who are important to our business and assist and support our executive officers in implementing and executing these officers' key decisions. If we lose any of our executive officers or key employees and consultants, other of these individuals may be required to fulfill his or her duties and spend time finding a replacement. We may not be able to find suitable replacements, and our business may be harmed as a result. We do not maintain "key woman" or "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. We employ our executive officers and key employees on an at-will basis and their employment can be terminated by us or them at any time.

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

        Our revenues have grown to $59.3 million for the year ended December 31, 2007 from $24.0 million for the year ended December 31, 2006. This growth has put significant pressure on our systems and operations. As of January 31, 2008, we employed 155 employees, including three part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

  •
  attract and retain sufficient numbers of talented employees and consultants, including sales personnel, hempaths, CSCs, scientists, laboratory technicians and administrative employees, to handle the increasing number of tests we are requested to conduct;

  •
  manage our relationship with Federal Express to ensure its ability to handle increasing sample transport and deliveries;

  •
  continue to enhance our compliance and quality assurance systems; and

  •
  continue to improve our operational, financial and management controls and reporting systems and procedures.

        If we are not able to successfully implement the tasks necessary to further expand our operations, our business, including the quality of our services and our billing, reimbursement, compliance and quality assurance systems, our results of operations and our financial results could be adversely affected. In addition, as our revenues grow, our period over period growth rate may decline.

We are currently expanding our infrastructure, including through the acquisition and development of additional office space and the expansion of our current laboratory capacity at our existing facility, and we intend to further expand our infrastructure by establishing a new laboratory facility and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

        In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and client services departments. Although this facility is in close proximity to our headquarters, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration, connectivity speed and the lack of back-up power at this facility. Within the first half of 2008, we will initiate construction to expand our current laboratory capacity by building out unimproved areas within our existing facility.

        Moreover, in order to better serve our expanding customer base, to create a backup to our current laboratory facility, and to gain additional referrals for our specialized diagnostic services, we intend to expand our infrastructure, including establishing a second laboratory facility in another geographic market and expanding further our backup systems. Although we currently anticipate selecting a site for our new facility this year, in order to establish the new laboratory facility, we will be required to spend considerable time and money securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a second facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

If our Carlsbad laboratory facility becomes inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

        We currently do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory facility located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facilities, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, in 2007 we experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation, and we may be unable to regain those customers in the future. Our insurance covering damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

        In the event our laboratory facility is damaged or destroyed, we would need to engage a third party to perform laboratory testing services on our behalf. In order to rely on a third party to perform these testing services, we could only use another facility with established state licensure and CLIA accreditation. We cannot assure you that we would be able to find another CLIA-certified facility, or that another laboratory would be willing to perform the necessary tests for us on commercially reasonable terms. Finding a new laboratory that meets the required state licensure and CLIA accreditation standards or developing new systems necessary to operate our business would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services or to provide the same level of quality in our services as we currently provide, which would harm our reputation and adversely affect our business, results of operations and financial condition.

We incur financial risk related to collections.

        Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of December 31, 2007, we had an allowance for doubtful accounts of $1.6 million after writing off $0.9 million (exclusive of recoveries) during fiscal year 2007.

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

        We, Cartesian and/or our hempaths may be sued, or may be added as an additional party, under physician liability or other liability law for acts or omissions by our hempaths, laboratory personnel, or CSCs, and other employees and consultants, including but not limited to being sued for misdiagnoses or liabilities arising from the professional interpretations of test results. We, Cartesian and/or our hempaths may periodically become involved as defendants in medical malpractice and other lawsuits, and are subject to the attendant risk of substantial damage awards, in particular in connection with our COMPASS service offering. Our hempaths are insured for medical malpractice risks on a claims-made basis under traditional professional liability insurance policies. We also maintain general liability insurance that covers certain claims to which we may be subject. Our general insurance does not cover all potential liabilities that may arise, including governmental fines and penalties that we may be required to pay, liabilities we may incur under indemnification agreements and certain other uninsurable losses that we may suffer. It is possible that future claims will not be covered by or will exceed the limits of our insurance coverage.

        The suppliers and manufacturers of the diagnostic tests we perform, which are critical to the performance of our specialized diagnostic services, may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that their diagnostic tests infringe the intellectual property rights of these third parties. In such event, we could no longer have access to, or we may be prohibited from marketing or performing, such diagnostic tests unless we obtained a license from such third party. A license may not be available to us on acceptable terms, if at all. If we are unable to license diagnostic tests that are important to our specialized diagnostic services, our business, financial condition and results of operations may be adversely affected.

We rely on a limited number of third parties for manufacture and supply of all of our laboratory instruments, tests and materials, including consumables, and we may not be able to find replacement suppliers or manufacturers in a timely manner in the event of any disruption, which could adversely affect our business.

        We rely on third parties for the manufacture and supply of all of our laboratory instruments, equipment and materials, including consumables such as reagents and disposable test kits, that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Certain of our suppliers provide us with ASRs, which serve as building blocks in the diagnostic tests we conduct in our laboratory. These suppliers are subject to regulation by the FDA and must comply with federal regulations related to the manufacture and distribution of ASR products. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

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

        If Federal Express or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

Proprietary trademarks, service marks, trade secrets and unpatented expertise are very important to our business.

        We use numerous trademarks and service marks to identify the products and services we offer, some of which have been registered with the USPTO and others of which are undergoing USPTO review. In addition, we are seeking registration of the name Genoptix in additional fields of use. We cannot guarantee that any of the trademarks or service marks for which we have applied for registration will be granted. Moreover, should a third party challenge one or more of our trademarks or service marks, we cannot guarantee that we would prevail in that challenge. Despite the use of our trademarks or service marks in connection with our services, we are not the sole person entitled to use the names COMPASS or CHART in every category in the United States. For example, third parties have registered the name COMPASS in the United States in the medical field and other categories. None of these third parties have contacted us with a claim that our COMPASS trademark infringes their rights. We cannot guarantee that a third party with rights in a COMPASS or CHART trademark, or in another trademark we use, will not assert those rights against us in the future, by opposing one of our trademark applications, petitioning to cancel one of our trademark registrations, or filing suit against us for trademark infringement seeking damages and/or an injunction to stop us from using our mark.

        Although we have taken steps to protect our trade secrets and unpatented expertise, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still be able to obtain this information or we may be unable to protect our rights. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented expertise is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and expertise, and we would not be able to prevent their use.

If technological innovation or prophylactic treatments were to reduce the need to conduct diagnostic testing on blood and bone marrow samples or allow our customers or other third parties to perform specialized diagnostic services similar to ours, our business, prospects, results of operations and financial condition could be adversely affected.

        In order for hem/oncs to arrive at the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they currently require highly specialized diagnostic services that analyze blood and bone marrow samples. We focus our diagnostic efforts primarily on specific malignancies of the blood and bone marrow. Serial blood and bone marrow examinations are typically performed to follow the progress of the disease and the patient's response to therapy. Technological innovations or other advances in medicine that result in the creation of enhanced diagnostic tools may enable other clinical laboratories, hospitals, physicians or other medical providers, or patients, to provide specialized diagnostic services similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. Advances in technology or medicine may also result in a cure or prophylactic treatment for some of the diseases on which we focus which could reduce or eliminate the need to obtain and analyze bone marrow samples. This could substantially reduce or eliminate our market opportunity and adversely affect our business, prospects, results of operations and financial condition.

Failure in our information systems, or IS, telephone or other systems could significantly disrupt our operations and adversely affect our business and financial condition.

        IS and telephone systems are used extensively in virtually all aspects of our business, including laboratory testing, sales, billing, customer service, logistics and management of medical data. The success of our business depends on the ability to obtain, process, analyze, maintain and manage this data. Our management relies on our information systems because:

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

        Our business, results of operations and financial condition may be adversely affected if, among other things:

  •
  our IS, telephone or other systems are interrupted or fail for any extended length of time;

  •
  services relating to our IS, telephone or other systems are not kept current;

  •
  our IS, telephone or other systems become unable to support expanded operations and increased levels of business;

  •
  services provided by one or more of our vendors fail to operate within the expected technical parameters;

  •
  information is lost or unable to be restored or processed; or

  •
  information security is breached.

        Our success depends, in part, on the continued and uninterrupted performance of our IS, telephone and other systems, which are vulnerable to damage from a variety of sources, including telecommunications or network failures, computer viruses, natural disasters and physical or electronic break-ins. We are especially vulnerable to losses of patient information, which could result in violations of federal and state privacy laws. Despite the precautionary measures we have taken to prevent breakdowns in our IS and telephone systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner or that cause us to lose patient information could adversely affect our business, results of operations and financial condition.

We may experience difficulty in identifying, acquiring or in-licensing, and integrating third parties' products, services, businesses and technologies into our current infrastructure and we may not be able to successfully execute on and integrate such products, services, businesses or technologies, which could disrupt our business and adversely affect our results of operations and financial condition.

        An important part of our business strategy is to opportunistically pursue additional technologies, collaborations and acquisitions that will enable us to accelerate the implementation of our strategic plan and to increase the number of customers we serve and the specialized diagnostic services we provide to those customers, including by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently outsource select specialized services that we offer and we may in the future seek to acquire the necessary capabilities to provide these services internally. Although we are not currently a party to any other agreements or commitments and we have no understandings with respect to any such opportunities, we may seek to expand our services and technologies, on an opportunistic basis and as resources allow, by acquiring or in-licensing products, services, businesses or technologies that we believe are a strategic fit with our business and growth plans. Future acquisitions or in-licensing of products, services, businesses or technologies, however, may entail numerous operational and financial risks including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention;

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

        Finally, we may devote resources to potential acquisitions, in-licensing or collaboration opportunities that are never completed, acquired by others, or fail to realize the anticipated benefits of such efforts. Any of these matters could disrupt our business and adversely affect our results of operations and financial condition.

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

        In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers' compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

        In addition to our employees, we engage the services of consultants to assist us with certain aspects of our business. Many of these employees or consultants were previously employed at or may have previously been or are currently providing consulting services to, other clinical laboratories or diagnostics companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees or consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

  •
  federal and state laws governing the development, use and distribution of diagnostic medical tests known as "home brews";

  •
  HIPAA;

  •
  federal and state regulation of privacy, security and electronic transactions;

  •
  state laws regarding prohibitions on the corporate practice of medicine;

  •
  state laws regarding prohibitions on fee-splitting;

  •
  federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

  •
  OSHA rules and regulations.

        These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws may require us to change our business model in order to maintain compliance with these laws, which could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations and financial condition.

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

  •
  HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician's family) has a financial relationship with the entity, and which also prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

        Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory's participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the years ended December 31, 2007 and 2006, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient's coinsurance obligations such that the patient's financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

        Reimbursement from Medicare and Medicaid accounted for approximately 38% and 43% of our revenues for the years ended December 31, 2007 and 2006, respectively. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

        We are subject to CLIA, which is administered by CMS and extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as "high complexity" under CLIA, the laboratory may obtain ASRs, which are used to develop in-house diagnostic tests known as "home brews." We received our CLIA accreditation certificate as a "high complexity" laboratory in mid-2004. To renew this certificate, we are subject to survey and inspection every two years as well as the possibility of unannounced surveys at any time. Our CLIA accreditation was last renewed in March 2007.

        We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, California requires that we maintain a license to conduct testing in California and California law establishes standards for our day-to-day laboratory operations, including the training and skill required of laboratory personnel and quality control. Certain other states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that we hold licenses to test specimens from patients residing in those states, and additional states may require similar licenses in the future. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

Certain of our specialized diagnostic tests take advantage of the "home brew" exception from the FDA review, and any changes to the FDA's policies with respect to this exception could adversely affect our business and results of operations.

        Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called "home brew" tests. The FDA maintains that it has authority to regulate the development and use of "home brews" as diagnostic medical devices under the FDCA, but to date has decided not to exercise its authority with respect to most "home brew" tests as a matter of enforcement discretion. A substantial portion of our specialized diagnostic tests are "home brew" tests for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our "home brews," are required to register with the FDA, to conform manufacturing operations to the FDA's QSR and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of "home brews" by laboratories such as ours. We cannot predict the extent of the FDA's future regulation and policies with respect to "home brew" tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain of the diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

Failure to comply with the HIPAA security and privacy regulations may increase our operational costs.

        The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

  •
  the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and healthcare operations activities;

  •
  a patient's rights to access, amend and receive an accounting of certain disclosures of PHI;

  •
  the content of notices of privacy practices for PHI; and

  •
  administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

        We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

        We may need to raise additional capital in the future. Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our IPO, private placements of preferred stock and debt, and more recently cash flow from operations. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to continue to generate cash flow from operations or if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership in our company will be diluted.

        We expect to continue to incur significant increased costs as a result of operating as a public company, and our management expects to continue to devote substantial time to public company compliance programs.

        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we currently expect to be at least $2.2 million per year. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. As a public company, it is more difficult and more expensive for us to renew director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, commencing this year, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control over financial reporting. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Risks Relating to the Securities Markets and Investment in Our Common Stock

There may not be a viable public market for our common stock.

        We cannot predict the extent to which investor interest in our company will sustain an active trading market for our stock on The NASDAQ Global Market or any other stock market or how liquid any such market might remain. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

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

  •
  changes in our accounting estimates;

  •
  changes in our DSO level;

  •
  changes in securities analysts' estimates of our financial performance;

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

  •
  fluctuations in security market indices of which we may be included now or in the future;

  •
  discussion of us or our stock price by the financial and medical press and in online investor communities; and

  •
  changes in accounting principles generally accepted in the United States.

        Due to these factors, stockholders may not be able to sell their shares of our common stock at favorable prices or at all.

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

        As of January 31, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 58.9% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their interests and not necessarily those of other stockholders.

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 10,650,860 shares of our common stock outstanding as of January 31, 2008, are currently restricted as a result of securities laws or lock-up agreements, but will be available for resale in the public market as described below. As a result of the lock-up agreements between the underwriters for our IPO and our security holders and the provisions of Rule 144, Rule 144(k) and Rule 701 under the Securities Act, the shares of our common stock that will be available for sale in the public market are as follows:

  •
  1,368,018 shares will be eligible for sale under Rule 144(k) or Rule 701 upon the expiration of the lock-up agreements on April 26, 2008, unless extended for up to a specified number of additional days as required under the lock-up agreements;

  •
  9,272,298 shares will be eligible for sale under Rule 144 upon the expiration of the lock-up agreements, subject to volume limitations, manner of sale requirements and other restrictions on April 26, 2008, unless extended for up to a specified number of additional days as required under the lock-up agreements; and

  •
  1,171,935 shares will be eligible for sale, upon the exercise of vested options and warrants, upon the expiration of the lock-up agreements on April 26, 2008, unless extended for up to a specified number of additional days as required under the lock-up agreements.

        In February 2008, amendments to Rule 144 are going into effect that reduce the holding period for restricted shares of common stock to six months under specified circumstances, modify the restrictions on the sale of restricted shares of common stock held by affiliates and modify certain other restrictions on resale of the shares of common stock under Rule 144 to make it easier for stockholders under specified circumstances to sell their shares.

        Moreover, the holders of up to approximately 10,398,012 shares of common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate upon the earlier of four years following the closing of our IPO or, as to a particular holder of registration rights, when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act within a single 90-day period. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements between the underwriters for our IPO and our security holders and our window period and insider trading policies, if applicable.

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

        We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur additional indebtedness, the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be our stockholders' sole source of gain for the foreseeable future.

We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business.

If we are not the subject of securities analyst reports or if any securities analyst downgrades our common stock or our sector, the price of our common stock could be negatively affected.

        Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts' coverage, which in turn could affect the price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our stock or one of our competitors' stocks or chooses to terminate coverage of our stock, the trading price of our common stock may also be negatively affected.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We lease approximately 62,000 square feet of laboratory and office space in Carlsbad, California, under a lease agreement that expires in 2012. In addition, we lease approximately 12,000 square feet of office space in Carlsbad, California, under a lease agreement that expires in 2010, excluding three one-year extension options we hold with respect to such facility. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms. In 2008, we intend to expand our current laboratory capacity by building out unimproved areas within our existing facility.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        In October 2007, our stockholders acted by written consent to approve the following: (1) the approval and adoption of an amendment to our amended and restated certificate of incorporation be filed prior to the effectiveness of our IPO to implement a 1-for-4.75 reverse split of our common stock; (2) the approval and adoption of our amended and restated certificate of incorporation to become effective upon the closing of our IPO; (3) the approval and adoption of our amended and restated bylaws to become effective upon the closing of our IPO; (4) the approval of the classification of our board of directors; (5) the approval and adoption of our 2007 Equity Incentive Plan; (6) the approval and adoption of our 2007 Employee Stock Purchase Plan; (7) the approval and adoption of our 2007 Non-Employee Directors' Stock Option Plan; and (8) the approval of the form of indemnity agreement between us and each of our directors and executive officers. Such action was affected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

        Stockholders holding an aggregate of 52,630,215 shares approved each of the above matters and stockholders holding approximately 1,299,202 shares did not vote with respect to such matters. The share numbers reported above do not reflect the 1-for-4.75 reverse stock split of our outstanding common stock that was implemented on October 15, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been traded on The NASDAQ Global Market since October 30, 2007 under the symbol "GXDX." Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on The NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2007	High	Low
Fourth quarter (beginning October 30, 2007)	$32.80	$24.70

        As of January 31, 2008, there were approximately 120 holders of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors. Furthermore, to the extent we incur additional indebtedness in the future, the loan documents governing such indebtedness may restrict our ability to pay dividends.

Use of Proceeds

        Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144997) that was declared effective by the SEC on October 29, 2007, which registered an aggregate of 5,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On November 2, 2007, 4,735,714 shares of common stock were sold on our behalf, including 450,000 shares sold by us upon exercise in full of the underwriters' over-allotment options, and 1,014,286 shares of common stock were sold on behalf of the selling stockholders, including 300,000 shares sold by the selling stockholders upon exercise in full of the underwriters' over-allotment option, at an IPO price of $17.00 per share, for an aggregate gross offering price of $80.5 million to us resulting in net offering proceeds to us of approximately $72.5 million (after deducting underwriting discounts, commissions and offering costs) and gross offering proceeds of $17.2 million to the selling stockholders.

        As of December 31, 2007, we had invested $34.8 million of net proceeds from our IPO in auction rate securities, government agency and corporate debt securities with the balance of the net proceeds held in money market funds. Through December 31, 2007, we have used $3.6 million of the net proceeds to fund the incremental working capital requirements to grow our business, $0.3 million to purchase capital equipment and $1.8 million to repay our outstanding long-term debt. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except that the proceeds used for salary expense included in regular compensation expenses for officers). We intend to use the remaining proceeds to increase our personnel, expand our current laboratory capacity within our existing facility, establish a second laboratory facility, expand our backup systems, opportunistically pursue new collaborations or acquisitions and fund working capital and general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

Recent Sales of Unregistered Securities

        During 2007, prior to the effectiveness of our Registration Statement on Form S-8, we granted stock options to purchase an aggregate of 161,577 shares of our common stock at exercise prices ranging from $2.14 per share to $11.74 per share to our employees and consultants under our 2001 equity incentive plan, or 2001 Plan; granted stock options to purchase 842 shares of our common stock at an exercise price of $17.00 per share to an employee under our 2007 equity incentive plan, or 2007 Plan; and issued and sold an aggregate of 125,601 shares of our common stock to our employees and consultants at prices ranging from $0.38 per share to $9.03 per share for an aggregate of $53,785 pursuant to exercises of options granted under our 2001 Plan.

        The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Issuer Repurchases of Equity Securities

        During September 2007, we repurchased 26 unvested shares of common stock for $0.38 per share by exercising our repurchase option with respect to these unvested shares upon termination of employment of an employee. As of December 31, 2007, we had an aggregate of 63,689 shares of restricted common stock that are subject to repurchase options upon termination of employment.

Quarter Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2007	$—	$—	—	$—
June 30, 2007	—	—	—	—
September 30, 2007	26	0.38	—	—
December 31, 2007	—	—	—	—

Total	$26	$0.38	—	$—

Performance Graph(1)

        The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since October 30, 2007, which is the date our common stock first began trading on The NASDAQ Global Market, to two indices: the NASDAQ Composite Index and NASDAQ Healthcare Index. The graph assumes an initial investment of $100 on October 30, 2007. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
Assuming $100 Investment on October 30, 2007 (IPO)

				Performance Graph Values
	Closing Price
				Oct 30, 2007	Nov 30, 2007	Dec 31, 2007
	Oct 30, 2007	Nov 30, 2007	Dec 31, 2007
Genoptix, Inc.	$25.35	$26.82	$30.70	$100	$106	$121
NASDAQ Composite Index	$2,816.71	$2,660.96	$2,652.28	$100	$94	$94
NASDAQ Healthcare Index	$258.58	$253.97	$245.92	$100	$98	$95

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

        The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007(2)	2006	2005	2004(1)	2003(1)
	(in thousands, except per share data)
Statement of Operations Data
Revenues	$59,332	$24,018	$5,193	$730	$209
Cost of revenues	24,106	13,131	5,189	1,600	136

Gross profit (loss)	35,226	10,887	4	(870)	73
Operating expenses:
Sales and marketing expenses	11,649	6,264	4,225	1,522	648
General and administrative expenses	9,976	6,930	3,782	3,078	2,956
Research and development expenses	559	1,080	1,105	4,323	6,295
Impairment and lease exit costs	—	542	—	317	—

Total operating expenses	22,184	14,816	9,112	9,240	9,899

Income (loss) from operations	13,042	(3,929)	(9,108)	(10,110)	(9,826)
Interest income	1,062	246	205	32	46
Interest expense	(353)	(384)	(291)	(160)	(253)
Other income	41	308	22	16	15

Income (loss) before income taxes	13,792	(3,759)	(9,172)	(10,222)	(10,018)
Provision for income taxes	(439)	—	—	—	—

Net income (loss)	$13,353	$(3,759)	$(9,172)	$(10,222)	$(10,018)

Net income (loss) per share:(3)(4)
Basic	$1.20	$(33.74)	$(111.33)	$(125.23)	$(184.35)

Diluted	$0.78	$(33.74)	$(111.33)	$(125.23)	$(184.35)

Shares used to compute net income (loss) per share:
Basic	2,756	111	82	82	54

Diluted	4,246	111	82	82	54

(1)
During the third quarter of 2004, we shifted our business to providing specialized diagnostic services. Prior to that time, our operations focused on the development of cellular analysis technology.

(2)
During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce contractual allowances and allowance for doubtful accounts by $0.8 million and $0.7 million, respectively. Accordingly, in 2007 this resulted in an increase in revenues and a decrease to general and administrative expenses. Please see Note 1 ("Revenue Recognition" and "Allowance for Doubtful Accounts") to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
As a result of the conversion of our preferred stock into 11,032 shares of our common stock upon completion of our IPO in November 2007, there will be a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any future periods. Please see Note 1 ("Pro Forma Net Income (Loss) Per Share") to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the pro forma basic and diluted net income (loss) per share calculations.

(4)
For the year ended December 31, 2007, $10.0 million of our net income of $13.4 million was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $3.3 million of net income allocable to common stockholders. Please see Note 1 ("Pro Forma Net Income (Loss) Per Share") to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method and amounts used in the computation of the per share amounts.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$85,460	$3,865	$8,926	$236	$7,051
Working capital (deficit)	88,979	4,293	8,451	(844)	5,723
Total assets	97,832	10,202	12,714	2,397	9,994
Long-term debt, net of current portion	—	1,262	2,136	404	482
Total stockholders' equity	90,605	4,065	7,524	602	7,917

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

All amounts in the following discussion are in thousands, except numbers of cases and per share amounts, unless otherwise noted.

  Overview

        We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hem/oncs. Our highly trained group of hempaths utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient's condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

        We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient's disease progression over time. Test requisitions for more than half of the patient samples we processed for the year ended December 31, 2007, included our COMPASS or CHART service offerings.

        During 2007, our revenues increased 147% from $24,018 for the year ended December 31, 2006 to $59,332 for the year ended December 31, 2007. Our net loss for the years ended December 31, 2005 and 2006 was $9,172 and $3,759, respectively, and our net income for the year ended December 31, 2007 was $13,353, which includes $1,458 of increases to our net income as a result of positive changes in 2006 accounting estimates. These changes in accounting estimates positively impacted revenues and our provision for doubtful accounts as a result of continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        As of December 31, 2007, we had an accumulated deficit of $41,996.

        During the fourth quarter of 2007, we completed the following transactions:

  •
  On October 15, 2007, we effected a 1-for-4.75 reverse stock split of our common stock;

  •
  On October 31, 2007, we repaid all outstanding long-term debt;

  •
  On November 2, 2007, we completed our IPO whereby we sold 4,736 shares of common stock at $17.00 per share and received net proceeds of $72,538 (after underwriting discounts and commissions and offering costs). The sale of these shares included the underwriter's exercise in full of their option to purchase 450 additional shares from us;

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

        We estimate that the U.S. bone marrow testing market alone represents at least a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 4%. Our objective is to continue to capitalize on our specialized diagnostic service offerings to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services. In furtherance of this objective, our growth strategy has the following key elements:

  •
  expand our organization and infrastructure by increasing our personnel and expanding our sales and other infrastructure to enable us to visit more hem/oncs more frequently;

  •
  leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale, and volume discounts;

  •
  expand service offerings to hem/oncs by being first to market with new technologies and innovations; and

  •
  pursue additional collaborations and acquisitions to supplement our business.

        As a specialized diagnostic service provider, we rely extensively on our high quality of service to promote and maintain our relationships with our community-based hem/oncs. We compete primarily based on the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

        We believe the key challenges in being able to continue to increase our market share, revenues and profitability are our ability to continue to hire and retain qualified sales representatives, key management and other personnel, Cartesian's ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased competition from competitors attempting to replicate our key service offerings, our ability to scale our internal infrastructure (including laboratory facilities), our ability to maintain and strengthen our relationships with our hem/onc customers, and our ability to continue to improve our operational, financial and management controls and reporting systems and procedures.

        To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month and revenues and cost of revenues per case) and is focused on adding additional sales resources in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring, and retaining hempaths to provide the professional services component to support continued growth. Management tracks the turn-around-time on all of our services as a means to ensure there are resources available to meet our hem/onc customer's turn-around-time requirements. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels.

Consolidated Financial Statement Presentation

        The following paragraphs provide a brief description of the most significant items that appear in our consolidated statements of operations. As of January 1, 2006, the date the PSA with Cartesian became effective, we determined we had a controlling financial interest in Cartesian and began to consolidate the results of Cartesian based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts have been eliminated in consolidation. For a summary of our analysis under EITF Issue No. 97-2, see Note 1 ("Basis of Presentation and Principles of Consolidation") to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues

        Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our PSA with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our revenues for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, we derived approximately 60% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 38% from Medicare and Medicaid and 2% from other sources. For the year ended December 31, 2006, we derived approximately 54% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 43% from Medicare and Medicaid and 3% from other sources. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. These billing and reimbursement arrangements are discussed more fully in "Billing and Reimbursement" contained in Item 1 of this Annual Report on Form 10-K. A portion of our revenues in 2005 consisted of governmental grants related to the development of the cellular analysis technology that we sold in June 2005. We had no material grant revenues in 2007 and 2006 and do not expect to have any grant revenues in the future.

Cost of Revenues

        Cost of revenues consists of the compensation and fringe benefits (including bonuses and stock-based compensation) of hempaths, licensed technicians, CSCs and other support personnel, outside laboratory costs, laboratory supplies, shipping and distribution costs and depreciation and facility-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volume and revenues increase. We expect that our cost of revenues will continue to increase as our case volume and revenues increase and as we hire additional hempaths, technicians and support personnel, incur increased outside laboratory, shipping, distribution and facility costs and as we spend more on supplies to support these anticipated increases in case volume and related revenues. A portion of our cost of revenues in 2005 consisted of governmental grants that were completed on a cost-plus basis.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of compensation and fringe benefits (including sales commissions, bonuses, and stock-based compensation), related travel costs for our sales personnel in the field and depreciation and facility-related costs allocated to sales and marketing expenses. We expect our sales and marketing expenses to increase as we hire additional sales representatives and managers as part of our growth strategy. As our name becomes more recognized and our existing sales force becomes more established in its markets, we believe that our sales force productivity should increase and the time it takes new sales representatives to reach their full potential and the average cost per sale should decrease.

General and Administrative Expenses

        General and administrative expenses relate to billing, finance, human resources, information systems and other administrative functions and primarily consist of compensation and fringe benefits (including bonuses and stock-based compensation), professional services, including third party billing services, legal, and depreciation and facility-related costs allocated to general and administrative expenses. In addition, provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel, comply with our public reporting obligations, incur additional expenses associated with the expansion of our facilities and backup systems, including establishing a second laboratory facility, and continue to build our corporate infrastructure to support our anticipated growth.

Research and Development Expenses

        Research and development expenses primarily consist of compensation and fringe benefits (including stock-based compensation), depreciation and allocated facility-related costs. Our efforts have been focused on the development of diagnostic tests in connection with our specialized diagnostic services business.

Impairment and Lease Exit Costs

        Impairment and lease exit costs in 2006 primarily relate to the relocation of our corporate headquarters in the second quarter of 2006, at which time we subleased our prior facility. At that time, we recorded a charge of approximately $542 related to the present value of the expected loss on the sublease of our prior facility, including $235 related to impairment of tenant improvements.

Interest Income

        Interest income primarily consists of interest earned on our cash, cash equivalents and investment securities available-for-sale. We expect our interest income to increase as a result of the investment of the net proceeds from our IPO and as the cash generated by our operating activities increases.

Interest Expense

        Interest expense to date has consisted primarily of interest expense on our outstanding capital leases and other loan balances and the amortization of warrant valuations related to our various debt issuances. We anticipate that our interest expense will decline as a result of repayment of our outstanding long-term debt in connection with the closing of our IPO.

Other Income (Expense)

        Other income (expense) to date has generally consisted of insignificant amounts related to the disposal of assets, other than a gain of approximately $300 from a payment we received in April 2006 related to the sale of our cellular analysis technology in June 2005.

Income Taxes

        At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $28,465 and $28,496, respectively. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2008, respectively. As of December 31, 2007, we had federal and state research and development credit carryforwards of approximately $372 and $427, respectively. The federal research and development credit carryforward will begin expiring in 2021. The state research credit carryforwards do not expire. At December 31, 2007, we have federal and state AMT credit carryforwards of approximately $285 and $86, respectively. The federal and state AMT credit carryforwards do not expire.

        Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, we are not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through December 31, 2007, we have not recorded any federal or state income tax benefit in our statement of operations.

Seasonality

        The majority of our testing volume is dependent on patient visits to hem/oncs' offices and other healthcare providers. Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells or hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for successive periods.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

        We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our accounting policies, including the policies discussed below, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

        We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

        Our specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. Because a substantial portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. During the years ended December 31, 2005 and 2006, we did not make any significant adjustments to our revenue estimates for prior periods. During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce contractual allowances, which increased our revenues by $792. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems, collection processes, and favorable experience in the collection of accounts receivable for services rendered in 2006. As of December 31, 2007, we had accounts receivable of approximately $5,276 from non-contracted payors. A hypothetical 1% change in our estimated amount to be collected from non-contracted payors would result in a $53 change in our financial position and results of operations.

        From inception through May 2005, we recorded revenues related to several research agreements with the U.S. Government or its agencies on a cost-plus basis. Revenues from these agreements were recognized as research costs were incurred, over the period specified in the related agreement. Subsequent to May 2005, we had no active research agreements with the U.S. Government or its agencies and do not intend to enter into any such agreements in the future.

Allowance for Doubtful Accounts

        At the same time revenues are recognized, an allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our payors. The process for estimating the collection of receivables associated with our specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and are subject to periodic adjustments that may be significant.

Provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. During the years ended December 31, 2006 and 2005, our write-offs were minimal. During the year ended December 31, 2007, we wrote off $859 of accounts receivable against our allowance for doubtful accounts. As of December 31, 2007, our allowance for doubtful accounts was $1,594.

        Prior to writing off an account receivable and in accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and coinsurance amounts, in a consistent manner for all payor classes. We have established collection processes, including but not limited to: (1) an automated process for identifying past due accounts; (2) specific follow-up activities at scheduled intervals; (3) monitoring of collection activities; and (4) forwarding significant past due accounts to collection agencies. Uncollectible account balances for all payor classes are generally written off after remaining unpaid for a period of 24 months. Occasionally, balances may be determined to be uncollectible prior to the passage of 24 months from the last billing date and are written off at the time of such determination.

        Our allowance for doubtful accounts has been provided for at a rate of approximately 2% and 5% of revenues for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce the allowance for doubtful accounts by $666. These changes in accounting estimates positively impacted our provision for doubtful accounts as a result of continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        The following table sets forth our accounts receivable balances outstanding by aging category for each major payor source as of December 31, 2007:

	<60 Days	61-120 Days	121-180 Days	>180 Days	Total
Commercial payors	$4,709	$675	$215	$535	$6,134
Medicare/Medicaid	2,576	503	325	542	3,946
Self-pay	57	60	47	57	221
Other	222	65	19	—	306

Total accounts receivable	$7,564	$1,303	$606	$1,134	10,607

Less: Allowances for doubtful accounts					(1,594)

Accounts receivable, net					$9,013

        The following table sets forth our accounts receivable balances outstanding by aging category for each major payor source as of December 31, 2006:

	<60 Days	61-120 Days	121-180 Days	>180 Days	Total
Commercial payors	$2,225	$712	$256	$413	$3,606
Medicare/Medicaid	1,312	389	202	274	2,177
Self-pay	24	20	3	—	47
Other	257	26	13	—	296

Total accounts receivable	$3,818	$1,147	$474	$687	6,126

Less: Allowances for doubtful accounts					(1,360)

Accounts receivable, net					$4,766

        We continually strive to improve our billing and collection efforts, which have included implementing a new electronic billing system in 2006 and increasing the number of trained personnel dedicated to this effort. To assess our efforts, we continually monitor the DSO of our accounts receivable. Our DSO averaged 58 days in 2007 down from 82 days in 2006. As of December 31, 2007, our DSO was 52 days. We believe that our efforts to improve our billing and collection systems and processes will allow us to maintain our current DSO levels.

Income Taxes

        We account for income taxes utilizing the asset and liability method, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefit is more likely than not.

        In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of adoption, our unrecognized tax benefits totaled $840, all of which, if recognized at a time when the valuation allowance no longer exists, would affect our effective tax rate. The adoption of FIN No. 48 did not result in an adjustment to accumulated deficit as the reserve existed as of December 31, 2006. During the year ended December 31, 2007, our uncertain tax benefits decreased by $163 to a balance of $677 at December 31, 2007. The decrease in uncertain tax benefits is primarily the result of the reduction of certain deferred tax assets, which will expire unused due to the changes in ownership discussed below. We will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized no interest or penalties upon the adoption of FIN No. 48 and recognized no interest or penalties during the year ended December 31, 2007. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Unrecognized Tax Benefits:
Balance at January 1, 2007	$840
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(163)
Settlements	—

Balance at December 31, 2007	$677

        We are subject to U.S. federal and state income tax. We are no longer subject to U.S. federal and state income tax examinations for years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. We are not currently under Internal Revenue Service, or IRS, or state tax examinations.

        At December 31, 2007, we had net deferred tax assets of $14,931. A significant component of our deferred tax assets are federal and state tax net operating loss carryforwards and research and development credit carryforwards. Due to uncertainties surrounding our ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have had two "change in ownership" events that limit the utilization of net operating loss and credit carryforwards. The "change in ownership" events occurred in March 2000 and December 2001 and resulted in annual net operating loss limitations of $59 and $165, respectively. These limitations will result in the expiration of unused net operating loss carryforwards, federal tax credits and state tax credits in the amount of $6,163, $154 and $246, respectively. At December 31, 2007, our net deferred tax assets were reduced by $2,670, with a corresponding reduction of the valuation allowance.

Stock-based Compensation

        Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to January 1, 2006, we utilized the minimum value method to comply with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. The pro forma net losses disclosed under the disclosure-only provisions of SFAS No. 123 were less than $30 greater than the reported net losses for the year ended December 31, 2005. Under APB No. 25, compensation expense for employees is based on the excess, if any, of the fair value of our common stock over the exercise price of the option on the date of grant. No stock-based compensation expense was recorded under APB No. 25 for the year ended December 31, 2005.

        Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, which requires compensation expense related to share-based transactions, including employee stock options and restricted stock units, or RSUs, to be measured and recognized in our consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, and supersedes APB No. 25. We adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the consolidated statements of operations based on the department to which the related employee reports. We use the Black-Scholes valuation model to calculate the fair value of stock options, while RSUs are valued at their intrinsic value. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2007	2006
Employee stock options:
Risk-free interest rate	4.48%	4.75%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	57.00%	68.00%

        The decline in volatility from 2006 to 2007 is the result of declines in the actual volatility of our peer group over the estimated life of the options of 6.08 years. These volatility trends are consistent with expectations we have regarding volatility trends we will experience as we mature and accumulate history as a public company.

        The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2007 and 2006 was $10.78 and $7.36, respectively.

        We derived the risk-free interest rate assumption from the United States Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We based the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculated the weighted average expected life of options using the simplified method as prescribed by SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, or SAB No. 107. This decision was based on the lack of relevant historical data due to our limited operating experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies with publicly available share prices. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We utilized our historical forfeitures to estimate our future forfeiture rate at 7% for 2007 and 2006. Prior to adoption of SFAS No. 123R, we accounted for forfeitures of stock option grants as they occurred.

        In December 2007, we granted 29 RSUs to certain Cartesian employees under the 2007 Plan. The RSUs were granted in exchange for services and require no cash consideration from the Cartesian employees. The RSUs vest over two years in four equal semi-annual installments with one share of common stock issued per RSU on the vesting date, subject to delayed issuance under certain circumstances. The fair value of the RSUs was measured at the grant date in December 2007 and is amortized on a straight-line basis over the two-year service period. During the year ended December 31, 2007, no RSUs were vested or forfeited and stock-based compensation expense of $15 was recorded in cost of revenues. As of December 31, 2007, the aggregate intrinsic value of the outstanding RSUs was $899.

        We recognized employee stock-based compensation in the consolidated statements of operations, as follows:

	Years Ended December 31,
	2007	2006
Cost of revenues	$175	$38
Sales and marketing expenses	81	24
General and administrative expenses	234	92
Research and development expenses	19	31

	$509	$185

        The adoption of SFAS No. 123R caused basic and diluted net loss per common share to increase by $1.67 in 2006. No significant income tax benefit was recognized in the consolidated statements of operations for 2007 and 2006.

        The total compensation cost related to unvested stock option and RSU grants not yet recognized as of December 31, 2007 was $2,207 and $844, respectively, and the weighted average period over which these grants are expected to vest is 3.14 and 2.0 years, respectively.

        In connection with the preparation of our consolidated financial statements for the years ended December 31, 2007 and 2006, as part of our IPO, management (all of whom are related parties), reassessed the fair value of our common stock. At the time of the issuances of stock options, we believed our estimate of the fair value of our common stock was reasonable and consistent with our understanding of how similarly situated companies in our industry were valued. We undertook to prepare an in-depth retrospective valuation at each quarter-end in 2006 and 2007 until the completion of our IPO in the fourth quarter of 2007 by reviewing each critical estimate in our valuation. Due to the retrospective nature of the analysis, we adjusted our original determination of the fair value of our common stock and related underlying assumptions as a result of increasing the likelihood of a liquidity event in the form of an IPO. As a result of the consistent and significant growth of our business at each quarterly reporting period, we reduced our estimated weighted average cost of capital and also reduced the discount for incremental lack of control and illiquidity. In addition, we increased the probability of achieving the high end of our performance scenarios. Our reassessment using our updated analysis resulted in the increase of our common stock value in each quarter in 2006 and 2007 until the completion of our IPO in the fourth quarter of 2007. We made no adjustments to our original determination of the fair value of our common stock during any periods prior to 2006 since substantially all of our enterprise value was allocated to preferred stock in those periods due to: significant operating losses in 2005; weak financial condition in 2005; low likelihood of a liquidity event; liquidation preferences of participating preferred stock in excess of enterprise value throughout 2005; risks affecting our business; and the lack of marketability of our common stock. In addition, in connection with the preparation of our consolidated financial statements for the three months ended September 30, 2007 and December 31, 2007, we concluded that the original determination of the fair value of our common stock, for the period including the third quarter of 2007 through the closing of the IPO, required no adjustment due to the strong correlation between the determined fair value and the pricing of the IPO.

        Quarterly information on stock options granted from January 1, 2006 through December 31, 2007, is summarized as follows:

Grants Made During the Three Months Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Reassessed Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2006	15	$0.38	$5.13	$4.75
June 30, 2006	20	$0.38	$6.51	$6.13
September 30, 2006	164	$0.38	$7.98	$7.60
December 31, 2006	13	$2.14	$8.98	$6.84
March 31, 2007	19	$2.14	$11.64	$9.50
June 30, 2007	44	$7.73	$15.30	$7.57
September 30, 2007	48	$9.03	$15.30	$6.27
December 31, 2007(1)	67	$14.84	$17.97	$3.13

(1)
The weighted average reassessed fair value per share for grants subsequent to the completion of our IPO are based on the closing price of our common stock on The NASDAQ Global Market.

        Based on the reassessed fair values of our common stock, we concluded that options to purchase 162 and 212 shares of common stock granted during the years ended December 31, 2007 and 2006, respectively, were at exercise prices below their reassessed values. The reassessed fair values above may not reflect the fair values that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

        We record equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalue the equity instruments as they vest. During the years ended December 31, 2007 and 2006, we recognized $31 and $16, respectively, of non-employee stock-based compensation.

Results of Operations

All amounts in the following discussion are in thousands, except numbers of cases and per share amounts, unless otherwise noted.

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	% Change
Revenues(1)	$59,332	$24,018	147%
Number of cases	22,513	10,858	107%
Revenues per case	$2,635	$2,212	19%

(1)
During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce contractual allowances, which increased our revenues by $792. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        Revenues for the year ended December 31, 2007 increased 147% (inclusive of changes in 2006 accounting estimates noted above) primarily due to case volume increases of 107% and revenues per case increases of 19%, driven by improved weighted average revenues per case as a result of a net increase in Medicare reimbursement rates for our key service offerings. Case volumes, and therefore revenues, have increased during the year ended December 31, 2007 primarily as a result of the 31% increase in our sales force. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further concentrate our sales representatives on in-person customer visits. Sales force productivity during the year ended December 31, 2007 also increased primarily as a result of more efficient selling efforts, enhanced recognition in the market and expanded service offerings.

        Substantially all of our revenues for the years ended December 31, 2007 and 2006 resulted from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our PSA with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our revenues during these periods.

Cost of Revenues

	Years Ended December 31,
	2007	2006	% Change
Cost of revenues	$24,106	$13,131	84%
Cost of revenues as a % of revenues	41%	55%
Number of cases	22,513	10,858	107%
Cost of revenues per case	$1,071	$1,209	(11)%

        Cost of revenues for the year ended December 31, 2007 has increased over the year ended December 31, 2006 primarily due to the increased volume of cases processed. As a percentage of revenues and on a per case basis, cost of revenues has declined as we have leveraged our fixed laboratory infrastructure, more fully utilized our laboratory personnel and lowered the variable material and outsourcing costs through improved pricing with our suppliers. This has resulted in gross margins of 59% and 45% for the years ended December 31, 2007 and 2006, respectively.

Sales and Marketing Expenses

	Years Ended December 31,
	2007	2006	% Change
Sales and marketing expenses	$11,649	$6,264	86%
Sales and marketing expenses as a % of revenues	20%	26%

        Sales and marketing expenses increased to $11,649 for the year ended December 31, 2007 from $6,264 for the comparable period in 2006. The increase of $5,385, or 86%, was primarily due to increases of $4,533 for personnel related costs (including salaries, sales commissions, and stock-based compensation), $248 for meals and entertainment, $181 for travel related costs, $196 for auto expense, and $227 of other costs. Each of the cost increases was due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. During 2007, to continue to drive our revenue growth, we transitioned to a regional management strategy that added an additional layer of sales management, allowing us to better support our sales representatives and enabling more focused selling efforts. The number of sales representatives increased from 26 at December 31, 2006 to 34 at December 31, 2007, which includes three regional managers. As a percentage of revenues, sales and marketing expenses have declined as we have gained productivity from a more experienced sales force and leveraged fixed costs associated with corporate sales activities. We anticipate that our sales and marketing expenses will increase in absolute dollars as we hire more sales representatives but will decrease as a percentage of revenues as a result of continued sales force productivity improvements.

General and Administrative Expenses

	Years Ended December 31,
	2007	2006	% Change
General and administrative expenses(1)	$9,976	$6,930	44%
General and administrative expenses as a % of revenues	17%	29%

(1)
During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce allowance for doubtful accounts, which decreased general and administrative expenses by $666. These positive changes in accounting estimates were the result of continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        General and administrative expenses increased to $9,976 for the year ended December 31, 2007 from $6,930 for the comparable period in 2006. The increase of $3,046, or 44%, was primarily due to increases of $2,324 for increased employee and related costs (including salaries, bonuses, and stock-based compensation), $519 for legal costs, $191 for consulting costs, $173 for increased facility allocations and $370 of other costs; offset by a $531 reduction in the provision for doubtful accounts (net of changes in 2006 accounting estimates noted above). Personnel costs increased as a result of the total general and administrative headcount increasing 124% from 17 at December 31, 2006 to 38 at December 31, 2007, in support of our revenue growth and operating as a public company. In addition, we have expanded our corporate infrastructure to make our operations more efficient and scalable by enhancing our information systems and implementing finance initiatives to bring our billing and reimbursement functions in-house. Legal expense increased as a result of regulatory initiatives, additional public company obligations, and the ongoing development and maintenance of our compliance program. Facility allocations increased with a full year in 2007 of lease and related costs pertaining to our existing facility lease. As a percentage of revenues, general and administrative expenses have declined as we have leveraged our existing personnel in light of our revenue growth. We anticipate that our general and administrative expenses will increase in absolute dollars as our organization grows but will decrease as a percentage of revenues as our revenues increase.

Research and Development Expenses

	Years Ended December 31,
			% Change
	2007	2006
Research and development expenses	$559	$1,080	(48)%
Research and development expenses as a % of revenues	1%	4%

        Research and development expenses for the year ended December 31, 2007 declined as the focus of our business and the allocation and use of our personnel and facilities shifted from research and development efforts to the provision of specialized diagnostic services.

Interest Income, Interest Expense and Other Income (Expense)

	Years Ended December 31,
	2007	2006	% Change
Interest income	$1,062	$246	332%
Interest expense	$(353)	$(384)	(8)%
Other income	$41	$308	(87)%

        Interest income for the year ended December 31, 2007 increased $816, or 332%, primarily due to higher average cash and investment balances as a result of the net proceeds from our IPO on October 29, 2007. We anticipate that our interest income will increase as our average cash, cash equivalents, and investment balances increase.

        Interest expense decreased $31, or 8%, due to our full repayment of our outstanding debt of $1,791 on October 31, 2007. As such, we expect future interest expense to be minimal.

        Other income decreased $267, or 87%, as the year ended December 31, 2006 included approximately $300 related to income from our cellular analysis disposition in June 2005.

Provision for Income Taxes

	Years Ended December 31,
	2007	2006	% Change
Provision for income taxes	$(439)	$—	—%

        Provision for income taxes for the year ended December 31, 2007 increased from the year ended December 31, 2006 primarily due to our becoming profitable in the first quarter of 2007. Due to limitations on our ability to fully utilize net operating loss carryforwards for alternative minimum tax purposes, we are unable to fully offset our alternative minimum taxable income, which resulted in a provision for income taxes of $439 in 2007.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

	Years Ended December 31,
			% Change
	2006	2005
Revenues	$24,018	$5,193	363%
Service revenues(1)(2)	$24,018	$4,911	389%
Number of cases	10,858	2,796	288%
Service revenues per case	$2,212	$1,756	26%

(1)
During the third quarter of 2004, we shifted our business to providing specialized diagnostic services. From inception through May 2005, we recorded revenues related to several research agreements with the U.S. Government or its agencies. The service revenues above exclude $282 of such revenues for the year ended December 31, 2005. Subsequent to May 2005, we had no active agreements with the U.S. Government or its agencies and do not intend to enter into any such agreements in the future.

(2)
During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce contractual allowances, which increased our revenues by $792. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        Revenues increased in the year ended December 31, 2006, over the year ended December 31, 2005, due to increases in case volume and improved weighted average service revenues per case as a result of the significant increase in our sales force, higher sales force productivity, the increased geographic coverage of our sales force and a net increase in Medicare reimbursement rates for our key service offerings (exclusive of changes in 2006 accounting estimates recorded in 2007 noted above). Service revenues also increased as a result of expanding our in-house testing capabilities. Sales force productivity during the year ended December 31, 2006 increased as a result of more efficient selling efforts, enhanced recognition in the market and expanded service offerings.

        Substantially all of our revenues for the year ended December 31, 2006 resulted from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our PSA with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our revenues for the year ended December 31, 2006.

Cost of Revenues

	Years Ended December 31,
			% Change
	2006	2005
Cost of revenues(1)	$13,131	$5,189	153%
Cost of service revenues	$13,131	$5,005	162%
Cost of revenues as a % of revenues	55%	100%
Number of cases	10,858	2,796	288%
Cost of revenues per case	$1,209	$1,790	(32)%

(1)
During the third quarter of 2004, we shifted our business to providing specialized diagnostic services. From inception through May 2005, we recorded costs of revenues related to several research agreements with the U.S. Government or its agencies. The cost of service revenues above excludes $184 of such cost of revenues for the year ended December 31, 2005. Subsequent to May

  2005, we had no active agreements with the U.S. Government or its agencies and do not intend to enter into any such agreements in the future.

        Cost of service revenues increased in the year ended December 31, 2006, over the year ended December 31, 2005, primarily due to the increased volume of cases processed and the associated reagent costs, outside services costs, laboratory personnel and equipment and overhead costs. As a percentage of revenues, and on a per case basis, cost of revenues has declined steadily during 2006 as we have leveraged our fixed laboratory infrastructure, more fully utilized our laboratory personnel and lowered the variable material and outsourcing costs through improved pricing with our suppliers.

Sales and Marketing Expenses

	Years Ended December 31,
			% Change
	2006	2005
Sales and marketing expenses	$6,264	$4,225	48%
Sales and marketing expenses as a % of revenues	26%	81%

        Sales and marketing expenses increased to $6,264 for the year ended December 31, 2006, from $4,225 for the comparable period in 2005. The growth of $2,039, or 48%, was primarily due to $1,630 for personnel related costs (including salaries and sales commissions) and $246 for travel related costs. Each of the cost increases were primarily due to the number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. Our sales force for the years ended December 31, 2006 and 2005 consisted of 26 and 14 sales representatives, respectively. As a percentage of revenues, sales and marketing expenses have declined as we have gained productivity from a more experienced sales force.

General and Administrative Expenses

	Years Ended December 31,
			% Change
	2006	2005
General and administrative expenses(1)	$6,930	$3,782	83%
General and administrative expenses as a % of revenues	29%	73%

(1)
During the year ended December 31, 2007, we recorded positive changes in 2006 accounting estimates to reduce allowance for doubtful accounts, which decreased general and administrative expenses by $666. These positive changes in accounting estimates were the result of continued improvements to our billing systems, collection processes and favorable experience in the collection of accounts receivable for services rendered in 2006.

        General and administrative expenses increased to $6,930 for the year ended December 31, 2006 from $3,782 for the comparable period in 2005. The increase of $3,148, or 83%, was primarily due to growth of $1,165 in the provision for doubtful accounts, $1,058 for personnel related costs and $670 of outside billing services (exclusive of changes in 2006 accounting estimates recorded in 2007 noted above). The increase in 2006 for the provision for doubtful accounts and outside billing services was directly related to our 389% growth in service revenues during 2006. The increase in 2006 for personnel related costs was due to our increase in general and administrative headcount to 17 at December 31, 2006 from 11 at December 31, 2005, including headcount additions in information systems, billing and reimbursement and finance. These personnel increases during 2006 were implemented to support our revenue growth. In addition, during 2006 we expanded our corporate infrastructure to make our operations more efficient and scalable by implementing information systems upgrades and bringing our billing and reimbursement functions in-house as of August 2006.

Research and Development Expenses

	Years Ended December 31,
			% Change
	2006	2005
Research and development expenses	$1,080	$1,105	(2)%
Research and development expenses as a % of revenues	4%	21%

        Research and development expenses have decreased as the focus of our business and the allocation and use of our personnel shifted from research and development efforts to the provision of specialized diagnostic services.

Interest Income, Interest Expense and Other Income

	Years Ended December 31,
			% Change
	2006	2005
Interest income	$246	$205	20%
Interest expense	$(384)	$(291)	32%
Other income	$308	$22	1300%

        Interest income increased to $246 for the year ended December 31, 2006 from $205 for the comparable period in 2005 primarily due to higher cash balances available for investment in short-term government agency securities in 2006 as compared to 2005.

        Interest expense increased to $384 for the year ended December 31, 2006 from $291 for the comparable period in 2005 primarily due to higher average outstanding borrowings and interest rates under our financing facilities in 2006 as compared to 2005.

        Other income increased to $308 for the year ended December 31, 2006 from $22 for the comparable period in 2005 primarily due to the disposal of miscellaneous insignificant assets and other income of approximately $300 recorded in April 2006 related to contingent income from our cellular analysis disposition in June 2005.

Liquidity and Capital Resources

        Since inception, our operations have been financed primarily through the private placement of equity securities and both long-term and short-term debt financings. Through December 31, 2007, we received net proceeds of approximately $58,886 from the sale of shares of our preferred stock and approximately $72,538 of net proceeds from our IPO.

        As of December 31, 2007, we had $85,460 in cash, cash equivalents and investment securities available-for-sale, primarily consisting of money market funds, auction rate securities, short-term government agency securities and commercial paper. We have established guidelines relating to diversification and maturities of our investment securities available-for-sale to preserve principal and maintain liquidity.

        Our primary ongoing source of cash is cash receipts on accounts receivable from our service revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in DSO, which can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO averaged 58 days in 2007 down from 82 days in 2006. As of December 31, 2007, our DSO was 52 days.

        Our primary uses of cash are to fund operating expenses and for the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as the provision for doubtful accounts, depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment primarily consist of purchases of laboratory equipment, computer hardware and software and facility improvements.

        Below is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Net cash provided by (used in) operating activities	$13,105	$(3,425)	$(9,636)
Net cash used in investing activities	(36,022)	(958)	(207)
Net cash provided by (used in) financing activities	69,676	(678)	18,533

Net increase (decrease) in cash and cash equivalents	$46,759	$(5,061)	$8,690

Operating Activities

        Net cash provided by operating activities during the year ended December 31, 2007 consisted of net income of $13,353 plus $2,325 of growth in accounts payable and accrued liabilities, $1,438 of accrued compensation, $1,093 of provision for doubtful accounts, $580 of depreciation, $540 of stock-based compensation and $166 of non-cash interest expense, offset by $5,340 of growth in accounts receivable and $1,050 of changes in working capital and other operating assets and liabilities. The increase in accounts receivable during 2007 was a result of revenue growth offset by reductions in our DSO. The growth in accounts payable and accrued liabilities during 2007 was a result of increases in overall spending in support of our revenue growth. The increase in accrued compensation during 2007 was a result of increased overall headcount of 61% during 2007 resulting in increased bonus, commissions, vacation and profit sharing. Net cash used in operating activities in 2006 primarily reflected our net loss of $3,759 and $2,075 of changes in working capital and other operating assets and liabilities, offset by $1,258 for the provision for doubtful accounts, $630 of depreciation, $235 for the loss on impairment of fixed assets, $201 of stock-based compensation and $85 of non-cash interest expense. Net cash used in operating activities in 2005 primarily reflected the net loss of $9,172 and $1,411 of changes in working capital and other operating assets and liabilities, offset by $815 of depreciation, $97 for the provision for doubtful accounts and $35 of non-cash interest expense and other.

Investing Activities

        Net cash used in investing activities during the year ended December 31, 2007 consisted of $34,779 of net purchases of investment securities available-for-sale including highly rated auction rate securities designed to minimize investment risk while obtaining higher rates of return than cash and $1,243 of purchases of property and equipment. The purchases of property and equipment during 2007 consists of $750 related to computer equipment and software, $324 related to laboratory equipment, $75 related to furniture, and $95 related to leasehold improvements and construction in progress, including amounts spent on backup systems. The computer equipment and software primarily consisted of servers, desktops, laptops, phone equipment, and related software in support of our 61% headcount growth across all functional areas and investment in backup systems. The laboratory equipment primarily consisted of a flow cytometer and other cell analysis equipment. Net cash used in investing activities in 2006 consisted of $982 of purchases of property and equipment, of which $454 related to computer equipment and software, $433 related to laboratory equipment and $95 related to furniture and other. The computer equipment and software primarily consisted of servers, desktops, laptops and related software in support of our headcount growth across all functional areas. The laboratory equipment primarily consisted of a flow cytometer and other cell analysis equipment. Net cash used in investing activities in 2005 consisted of $465 of purchases of property and equipment, of which $262 related to laboratory equipment, $130 related to computer equipment and software and $73 related to leasehold improvements and other. The laboratory equipment primarily consisted of a flow cytometer and other cell analysis equipment. The computer equipment and software primarily consisted of telecommunications equipment and related software and other computer equipment in support of our headcount growth across all functional areas. During 2005, the $465 of purchases of property and equipment was offset by $258 of proceeds from the sale of property and equipment related to our cellular analysis technology.

Financing Activities

        Net cash provided by financing activities during the year ended December 31, 2007 consisted of net proceeds from our IPO of $72,538, proceeds from the issuance of notes payable related to equipment loans of $284 and net proceeds from the exercise of stock options of $56, offset by $3,202 of payments on notes payable and capital leases related to funding of our working capital and equipment purchases. Net cash used in financing activities in 2006 consisted of $1,414 of payments on notes payable and capital leases related to funding of our working capital and equipment purchases, offset by $715 of proceeds from the issuance of notes payable related to equipment loans and $21 of net proceeds from the exercise of stock options. Net cash provided by financing activities in 2005 consisted of $15,942 of net proceeds from the issuance of Series 1-D preferred stock, the proceeds of which were to fund our working capital needs, $3,416 of proceeds from the issuance of notes payable related to funding of our working capital and equipment purchases and $26 of net proceeds from the exercise of stock options, offset by $851 of payments on notes payable and capital leases related to funding of our working capital and equipment purchases.

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

        We expect to continue to spend substantial amounts of capital to grow our business. We estimate the costs associated with increasing our personnel in the near-term to be approximately $8,000 to $12,000, the costs associated with establishing a second laboratory facility to be approximately $15,000 to $25,000 and the costs associated with expansion of our backup systems to be up to approximately $5,000. We believe our current cash, cash equivalents and investment securities available-for-sale will be adequate to fund our planned growth and operating activities through at least the end of 2010. While we anticipate that cash from our operations in addition to our current cash, cash equivalents and investment securities available-for-sale will be sufficient to fund our growth as well as our operating activities in the future, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

        As of December 31, 2007, we had $1,000 available for future draws under an accounts receivable revolving line of credit which expires on June 30, 2008. We currently have no plans to utilize this available financing.

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases(1)	$6,367	$1,381	$1,420	$1,430	$1,419	$717	$—

  (1)
  Excludes cash obligations related to our operating lease for administrative office space that we entered into in February 2008. The noncancelable future minimum payments under the lease total $293, $361 and $30 for the years ending December 31, 2008, 2009 and 2010, respectively.

        From time to time we may enter into contracts with suppliers, manufacturers and other third parties under which we may be required to make payments. The table above does not reflect any future obligations that may arise due to the establishment of our second laboratory facility, including facility leasing costs, tenant improvements and other facility startup and infrastructure costs.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of SFAS No. 157 will have a material effect on our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS No. 159 will have on our results of operations or financial condition.

Off-Balance Sheet Arrangements

        We have not engaged and do not expect to engage in any off-balance sheet activities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Interest Rate Risk

        All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities available-for-sale. If a 100 basis point change in overall interest rates were to occur in 2008, our interest income would change by approximately $0.9 million in relation to amounts we would expect to earn assuming cash, cash equivalent and investment securities available-for-sale levels consistent with those at December 31, 2007 and no change in the overall level of interest rates.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Genoptix, Inc.

        We have audited the accompanying consolidated balance sheets of Genoptix, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genoptix, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Genoptix, Inc. changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123 (revised in 2004), Share-Based Payment.

/s/ Ernst & Young LLP

San Diego, California
February 1, 2008

GENOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$50,624	$3,865
Investment securities available-for-sale	34,836	—
Accounts receivable, net of allowance for doubtful accounts of $1,594 and $1,360 at December 31, 2007 and 2006, respectively	9,013	4,766
Other current assets	1,409	270

Total current assets	95,882	8,901
Property and equipment, net	1,950	1,287
Other long-term assets	—	14

Total assets	$97,832	$10,202

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,312	$1,987
Accrued compensation	2,496	1,058
Deferred revenues	95	39
Current portion of long-term debt	—	1,524

Total current liabilities	6,903	4,608
Deferred rent	324	267
Long-term debt, net of current portion	—	1,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares and 52,401 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	52
Common stock, $0.001 par value; 100,000 shares authorized; 16,095 shares and 197 shares issued and outstanding at December 31, 2007 and 2006, respectively	16	—
Additional paid-in capital	132,532	59,362
Accumulated other comprehensive income	53	—
Accumulated deficit	(41,996)	(55,349)

Total stockholders' equity	90,605	4,065

Total liabilities and stockholders' equity	$97,832	$10,202

See accompanying notes.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$59,332	$24,018	$5,193
Cost of revenues	24,106	13,131	5,189

Gross profit	35,226	10,887	4
Operating expenses:
Sales and marketing expenses	11,649	6,264	4,225
General and administrative expenses	9,976	6,930	3,782
Research and development expenses	559	1,080	1,105
Impairment and lease exit costs	—	542	—

Total operating expenses	22,184	14,816	9,112

Income (loss) from operations	13,042	(3,929)	(9,108)
Interest income	1,062	246	205
Interest expense	(353)	(384)	(291)
Other income	41	308	22

Income (loss) before income taxes	13,792	(3,759)	(9,172)
Provision for income taxes	(439)	—	—

Net income (loss)	$13,353	$(3,759)	$(9,172)

Net income (loss) per share:(1)(2)
Basic	$1.20	$(33.74)	$(111.33)

Diluted	$0.78	$(33.74)	$(111.33)

Shares used to compute net income (loss) per share:
Basic	2,756	111	82

Diluted	4,246	111	82

(1)
As a result of the conversion of the Company's preferred stock into 11,032 shares of common stock upon completion of the Company's IPO in November 2007, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. See Note 1 for calculations of the pro forma net income (loss) per share for the periods presented.

(2)
For the year ended December 31, 2007, $10,036 of the Company's net income of $13,353 was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $3,317 of net income allocable to common stockholders. See Note 1 for an explanation of the method and amounts used in the computation of the per share amounts.

See accompanying notes.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2005, 2006 and 2007

(in thousands, except per share data)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	28,508	$28	85	$—	$42,991	$—	$(42,418)	$601
Issuance of Series 1-C convertible preferred stock at $0.893 per share, net of issuance costs of $2	3,389	3	—	—	3,021	—	—	3,024
Issuance of Series 1-D convertible preferred stock at $0.634 per share, net of issuance costs of $82	20,504	21	—	—	12,897	—	—	12,918
Exercise of stock options for cash	—	—	67	—	26	—	—	26
Repurchase of common stock	—	—	(2)	—	—	—	—	—
Issuance of warrants in connection with Loan Agreement	—	—	—	—	127	—	—	127
Net loss and comprehensive loss	—	—	—	—	—	—	(9,172)	(9,172)

Balance at December 31, 2005	52,401	52	150	—	59,062	—	(51,590)	7,524
Stock-based compensation	—	—	—	—	201	—	—	201
Exercise of stock options for cash	—	—	56	—	21	—	—	21
Repurchase of common stock	—	—	(9)	—	—	—	—	—
Issuance of warrants in connection with Loan Agreement	—	—	—	—	78	—	—	78
Net loss and comprehensive loss	—	—	—	—	—	—	(3,759)	(3,759)

Balance at December 31, 2006	52,401	52	197	—	59,362	—	(55,349)	4,065
Stock-based compensation	—	—	—	—	540	—	—	540
Exercise of stock options for cash	—	—	130	—	56	—	—	56
Conversion of preferred stock in connection with initial public offering	(52,401)	(52)	11,032	11	41	—	—	—
Initial public offering of common stock, net of $7,969 of offering costs	—	—	4,736	5	72,533	—	—	72,538
Comprehensive income:								—
Net income	—	—	—	—	—	—	13,353	13,353
Unrealized gain on investment securities available-for-sale	—	—	—	—	—	53	—	53

Comprehensive income	—	—	—	—	—	—	—	13,406

Balance at December 31, 2007	—	$—	16,095	$16	$132,532	$53	$(41,996)	$90,605

See accompanying notes.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$13,353	$(3,759)	$(9,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	580	630	815
Amortization of premium/discount on investments	(4)	—	—
Gain on sale of property and equipment	—	—	(1)
Loss on impairment of fixed assets	—	235	—
Provision for doubtful accounts	1,093	1,258	97
Stock-based compensation expense	540	201	—
Non-cash interest expense	166	85	36
Changes in operating assets and liabilities:
Accounts receivable	(5,340)	(3,709)	(2,235)
Other current and long-term assets	(1,159)	(36)	(111)
Deferred rent	57	186	(53)
Deferred revenues	56	6	(59)
Accounts payable and accrued expenses	2,325	788	829
Accrued compensation	1,438	690	218

Net cash provided by (used in) operating activities	13,105	(3,425)	(9,636)

Investing activities
Proceeds from sales of property and equipment	—	24	258
Purchase of property and equipment	(1,243)	(982)	(465)
Purchase of investment securities available-for-sale	(42,779)	—	—
Maturity of investment securities available-for-sale	8,000	—	—

Net cash used in investing activities	(36,022)	(958)	(207)

Financing activities
Net proceeds from initial public offering	72,538	—	—
Net proceeds from issuance of preferred stock	—	—	15,942
Proceeds from issuance of notes payable	284	715	3,416
Proceeds from exercise of stock options, net	56	21	26
Principal payments on notes payable	(3,183)	(1,308)	(740)
Principal payments on capital lease obligations	(19)	(106)	(111)

Net cash provided by (used in) financing activities	69,676	(678)	18,533

Net increase (decrease) in cash and cash equivalents	46,759	(5,061)	8,690
Cash and cash equivalents at beginning of year	3,865	8,926	236

Cash and cash equivalents at end of year	$50,624	$3,865	$8,926

Supplemental information:
Income taxes paid	$365	$—	$—

Interest paid	$187	$299	$255

Unrealized gains on investment securities available-for-sale	$53	$—	$—

Issuance of warrants to purchase convertible preferred stock	$—	$78	$127

See accompanying notes.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Organization

        Genoptix, Inc., or the Company, was incorporated in Delaware on January 20, 1999 and does business as Genoptix Medical Laboratory. The Company operates as a certified "high complexity" clinical laboratory in accordance with the federal government's Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is dedicated to the delivery of clinical diagnostic services to hematologist/oncologist physician customers.

Basis of Presentation and Principles of Consolidation

        The Company's industry is highly regulated. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Business corporations, like the Company, often are not permitted to employ physicians to practice medicine or to own corporations that employ physicians to practice medicine or to otherwise exercise control over the medical judgments or decisions of physicians.

        In California, where the Company's clinical diagnostic services are provided, the Company is not permitted to directly own a medical operation. As a result, it performs only non-medical administrative and support services and does not exercise influence or control over the practice of medicine. The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages, and it is this entity that employs the physicians who provide medical services on behalf of the Company. The relationship between the Company and Cartesian is governed by the Clinical Laboratory Professional Services Agreement, or PSA, entered into by the Company and Cartesian on December 31, 2005 and which became effective on January 1, 2006. Under the PSA, Cartesian provides all medical services and the Company exclusively manages all non-medical aspects, including entering into all non-employment related contracts. All claims, demands and rights to charge, bill and collect for medical services rendered are assigned from Cartesian to the Company. The Company is specifically responsible for billing and collections of all charges for the medical services rendered and provides Cartesian certain services, including payroll, laboratory and medical office space, non-medical business functions, such as supplies, utilities and insurance. In addition, any changes in the number of physicians or physician compensation are subject to the Company's approval. Under the provisions of the PSA, the Company records the revenue assigned to it and expenses the cost of the services provided by it. The PSA is automatically renewed on a yearly basis but may be terminated by the Company at any time on 60 days' prior notice, and either party may terminate the PSA upon an uncured material breach by the other party. Prior to entering into the PSA on December 31, 2005, the Company employed the individual physicians who provided medical services in connection with the clinical laboratory services provided by the Company and these physicians were subsequently employed by Cartesian. The change in the legal relationship between the physicians providing the medical services within the Company to members of a physician medical group had no impact on the Company's financial position or results of operations. Cartesian has no operating assets. The Company has also entered into a Succession Agreement that limits the ability of Cartesian's owner to only transfer his ownership interest in Cartesian to an entity or person designated by the Company.

        As of January 1, 2006, the date the PSA became effective, the Company determined it had a controlling financial interest in Cartesian and began to consolidate the results of Cartesian based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts have been eliminated in consolidation.

        In concluding it could consolidate the financial results of Cartesian, the Company reviewed its relationship with Cartesian under the provisions of the PSA, which are summarized above, and determined it established a controlling financial interest based on the criteria of EITF Issue No. 97-2 relating to (1) the term of the PSA; (2) the Company's ability to exercise control over the operations of Cartesian and the relationship with the physicians (in each case other than with respect to the medical services provided by Cartesian); and (3) the fact that the Company maintains a significant financial interest in Cartesian.

        EITF Issue No. 97-2 requires the term of the PSA be at least the entire remaining legal life of Cartesian or a period of 10 years or more. The Company determined that it met the term criteria because, as described above, termination of the PSA is in the Company's control and not Cartesian's.

        In addition, the Company determined it met the control criteria under EITF Issue No. 97-2 because, as discussed above, the Company exclusively manages all of the non-medical services provided by Cartesian. Also, any changes in the number of physicians or physician compensation are subject to the Company's approval.

        Finally, the financial interest criteria under EITF Issue No. 97-2 require that the Company be able to control the ability to sell or transfer the operations of Cartesian and the income generated by Cartesian. Under the first control criteria, EITF Issue No. 97-2 states that if a majority of the outstanding voting interest of Cartesian is owned by a nominee shareholder of the Company, then a rebuttable presumption exists that the Company controls the entity. Through the Succession Agreement discussed above, the Company meets this criteria. The Company meets the second control criteria because, as discussed above, it has been assigned the right to all the income from medical services provided by Cartesian and the Company provides all the non-medical services required.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. The most significant estimates in the Company's consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, stock-based compensation, and income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Investment Securities Available-for-Sale

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all securities as

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and included in other income on the consolidated statement of operations.

Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the related lease term. Depreciation expense is reported in the statement of operations based on the nature of the underlying assets and the functional area to which the assets have been assigned.

Revenue Recognition

        The Company recognizes revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

        The Company's specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals, and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. For the years ended December 31, 2005 and 2006, the Company did not make any significant adjustments to its revenue estimates. During the year ended December 31, 2007, the Company recorded positive changes in 2006 accounting estimates to reduce contractual allowances, which increased the Company's revenues by $792. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to the Company's billing systems and collection processes, which resulted in favorable experience in the collection of accounts receivable. As of December 31, 2007, the Company had uncollected accounts receivable of approximately $5,276 from non-contracted payors.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        An allowance for doubtful accounts is recorded, at the same time revenues are recognized, for estimated uncollectible amounts due from the Company's contracted payors. The process for estimating the collection of receivable associated with the Company's specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and are subject to periodic adjustments which may be significant. Provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. During the years ended December 31, 2006 and 2005, the Company's write-offs were minimal. During the year ended December 31, 2007, the Company wrote off $859 of accounts receivable against the allowance for doubtful accounts.

        The Company's allowance for doubtful accounts has been provided for at a rate of approximately 2% and 5% of revenues for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Company recorded positive changes in 2006 accounting estimates to reduce the allowance for doubtful accounts by $666. These changes in accounting estimates were the result of continued improvements to the Company's billing systems and collection processes, which resulted in favorable experience in the collection of previously reserved accounts receivable.

Research and Development Costs

        Costs incurred in connection with research and development activities are charged to operations as incurred.

Impairment of Long-Lived Assets

        The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset's value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value.

Fair Value of Financial Instruments

        The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature. The fair value of investment securities available-for-sale is based upon market prices quoted on the last day of the fiscal period.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

Concentrations of Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents, investment securities available-for-sale, and accounts receivable.

        The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company believes the financial positions of the depository institutions holding the Company's deposits significantly reduce the exposure to credit risk. Additionally, the Company has established guidelines regarding diversification of its investment securities available-for-sale and their maturities, which are designed to maintain safety and liquidity.

        Substantially all of the Company's accounts receivable is with entities in the healthcare industry. However, concentrations of credit risk are limited due to the number of the Company's customers as well as their dispersion across many different geographic regions. The Company has significant accounts receivable balances whose collectibility is dependent on the availability of funds from certain governmental programs, primarily Medicare, and compliance with the regulations of that agency. Upon audit by a Medicare intermediary, a condition of non-compliance could result in the Company having to refund amounts previously collected. The Company does not believe there is a significant credit risk associated with these governmental programs and an adequate allowance has been recorded for the possibility of these receivables proving uncollectible. The Company does not require collateral or other security to support accounts receivable. Accounts receivable balances from Medicare were approximately $3,889, $2,200 and $800, at December 31, 2007, 2006 and 2005, respectively.

        For the years ended December 31, 2007, 2006 and 2005, approximately 38%, 43% and 48%, respectively, of the Company's revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs.

Stock-based Compensation

        Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Prior to January 1, 2006, the Company utilized the minimum value method to comply with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma net losses disclosed under the disclosure-only provisions of SFAS No. 123 were less than $30 greater than the reported net losses for the year ended December 31, 2005. Under APB No. 25, compensation expense for employees is based on the excess, if any, of the fair value of the Company's common stock over the exercise price of the option on the date of grant. No stock-based compensation expense was recorded under APB No. 25 for the year ended December 31, 2005.

        Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense related to share-based transactions, including employee stock options and restricted stock units, or RSUs, to be measured and recognized in the Company's consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, and supersedes APB No. 25. The Company adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased,

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and RSUs are valued at their intrinsic value. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2007	2006
Employee stock options:
Risk-free interest rate	4.48%	4.75%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	57.00%	68.00%

        The decline in volatility from 2006 to 2007 is the result of declines in the actual volatility of the Company's peer group over the estimated life of the options of 6.08 years. These volatility trends are consistent with expectations the Company has regarding volatility trends the Company will experience as it matures and accumulates history as a public company.

        The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2007 and 2006 was $10.78 and $7.36, respectively.

        The Company derived the risk-free interest rate assumption from the United States Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment. This decision was based on the lack of relevant historical data due to the Company's limited operating experience as a public company. In addition, due to the Company's limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies with publicly available share prices. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company utilized its historical forfeitures to estimate its future forfeiture rate at 7% for 2007 and 2006. Prior to adoption of SFAS No. 123R, the Company accounted for forfeitures of stock option grants as they occurred.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company recognized employee stock-based compensation in the consolidated statements of operations, as follows:

	Years Ended December 31,
	2007	2006
Cost of revenues	$175	$38
Sales and marketing expenses	81	24
General and administrative expenses	234	92
Research and development expenses	19	31

	$509	$185

        The adoption of SFAS No. 123R caused basic and diluted net loss per common share to increase by $1.67 in 2006. No significant income tax benefit was recognized in the consolidated statements of operations for 2007 and 2006.

        The total compensation cost related to unvested stock option and RSU grants not yet recognized as of December 31, 2007 was $2,207 and $844, respectively, and the weighted average period over which these grants are expected to vest is 3.14 and 2.0 years, respectively.

        The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalues the equity instruments as they vest. During the years ended December 31, 2007 and 2006, the Company recognized $31 and $16, respectively, of non-employee stock-based compensation.

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

        In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of adoption, the Company's unrecognized tax benefits totaled $840, all of which, if recognized at a time when the valuation allowance no longer exists, would affect the Company's effective tax rate. The adoption of FIN No. 48 did not result in an adjustment to accumulated deficit as the reserve existed as of December 31, 2006. During the year ended December 31, 2007, the Company's uncertain tax benefits decreased by $163 to a balance of $677 at December 31, 2007. The decrease in uncertain tax benefits is primarily the result of the reduction of certain deferred tax assets, which will expire unused due to the changes in ownership of the Company discussed below. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties upon the adoption of FIN No. 48 and recognized no interest or penalties during the year ended December 31, 2007. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

Unrecognized Tax Benefits:
Balance at January 1, 2007	$840
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(163)
Settlements	—

Balance at December 31, 2007	$677

        The Company is subject to U.S. federal and state income tax. The Company is no longer subject to U.S. federal and state income tax examinations for years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investment securities available-for-sale, shall be reported net of their related tax effect to arrive at comprehensive income (loss).

Net Income (Loss) Per Share

        Prior to the Company's initial public offering, or IPO, net income (loss) per share was computed in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings for the

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company's common stock. The Company calculated diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income (loss) per share. To the extent preferred stock was anti-dilutive; the Company calculated diluted net income (loss) per share under the two-class method.

        Subsequent to the Company's IPO, net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the net income or loss allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, RSUs and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

        As a result of the completion of the Company's IPO during the fourth quarter of 2007, the Company allocated income between the preferred and common stockholders on a pro-rata basis over the number of days of the respective periods presented for purposes of determining the income allocable to common stockholders under each of the methods noted above.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The net income (loss) per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$13,353	$(3,759)	$(9,172)
Income allocable to preferred stockholders	(10,036)	—	—

Net income (loss) allocable to common stockholders	$3,317	$(3,759)	$(9,172)

Denominator:
Weighted average shares of common stock outstanding	2,817	169	99
Weighted average unvested shares of common stock subject to repurchase	(61)	(58)	(17)

Weighted average shares of common stock outstanding—basic	2,756	111	82
Common equivalent shares from options, RSUs and warrants to purchase common stock and unvested shares of common stock subject to repurchase	1,490	—	—

Weighted average shares of common stock outstanding—diluted	4,246	111	82

Net income (loss) per share:
Basic	$1.20	$(33.74)	$(111.33)

Diluted	$0.78	$(33.74)	$(111.33)

        Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,
	2007	2006	2005
Preferred stock	9,249	11,032	11,032
Preferred stock warrants	—	86	74
Common stock warrants	—	1	1
Common stock options	—	1,633	1,561
Common stock subject to repurchase	—	45	67

	9,249	12,797	12,735

Pro Forma Net Income (Loss) Per Share

        Upon the completion of the Company's IPO on November 2, 2007, all of the Company's previously outstanding preferred shares converted into 11,032 shares of common stock. As a result of the issuance of these shares of common stock, there is a lack of comparability in both the basic and diluted net income (loss) per share amounts for the periods presented. In order to provide a more

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

relevant measure of the Company's operating results, a pro forma net income (loss) per share calculation has been included. The shares used to compute pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss) allocable to common stockholders	$13,353	$(3,759)	$(9,172)

Denominator:
Weighted average shares of common stock outstanding	2,817	169	99
Weighted average unvested shares of common stock subject to repurchase	(61)	(58)	(17)
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock	9,249	11,032	8,861

Pro forma weighted average shares of common stock outstanding—basic	12,005	11,143	8,943
Pro forma common equivalent shares from common and preferred stock warrants	70	—	—
Pro forma common equivalent shares from options to purchase common stock, RSUs and unvested shares of common stock subject to repurchase	1,479	—	—

Pro forma weighted average shares of common stock outstanding—diluted	13,554	11,143	8,943

Pro forma net income (loss) per share:
Basic	$1.11	$(0.34)	$(1.03)

Diluted	$0.99	$(0.34)	$(1.03)

Recent Accounting Pronouncements

        In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on its consolidated results of operations or financial condition.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS No. 159 will have on its consolidated results of operations or financial condition.

2. Balance Sheet Detail

Investment Securities Available-for-Sale

        Investment securities are classified as available-for-sale and consist of high-grade auction rate securities, or ARS, corporate debt securities and government agency securities. All of the corporate debt securities and government agency securities have contractual maturities of less than 18 months and 36 months, respectively, as of December 31, 2007. The ARS have either a stated or a perpetual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. The Company can sell or continue to hold securities at par at each auction. In order to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. Typically, ARS holding periods range from 7 to 63 days, but occasionally the Company invests in ARS with longer reset dates. As of December 31, 2007, the Company held $17,400 of ARS with stated maturity dates ranging from 2021 to 2047 and reset dates primarily less than 7 months.

	December 31, 2007
		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Auction rate securities	$17,373	$27	$—	$17,400
Corporate debt securities	6,415	20	(5)	6,430
Government agency securities	10,995	14	(3)	11,006

	$34,783	$61	$(8)	$34,836

        As of December 31, 2007, the unrealized losses on corporate debt securities and U.S. government agency securities were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms. The Company had no realized losses on sales of investment securities available-for-sale for the years ended December 31, 2007, 2006 and 2005.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

2. Balance Sheet Detail (Continued)

Property and Equipment

        Property and equipment consist of the following:

		December 31,
	Estimated Useful Lives (years)
		2007	2006
Computers and equipment	3	$3,763	$2,691
Furniture and office equipment	5	519	445
Leasehold improvements	6	52	14
Construction in progress	—	59	—

		4,393	3,150
Less accumulated depreciation		(2,443)	(1,863)

		$1,950	$1,287

        Depreciation expense was $580, $630 and $815 for the years ended December 31, 2007, 2006 and 2005, respectively.

        In May 2006, the Company sub-leased its then corporate headquarters under a non-cancelable operating lease that expired in November 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $542 related to the present value of the expected loss on the sub-lease of the facility that was vacated in May 2006, including $235 related to tenant improvements.

3. Long-Term Debt

        The Company entered into a series of loan and security agreements with Comerica Bank and its predecessors, or the Loan Agreements, whereby Comerica loaned the Company amounts under equipment loans and an individual term loan. The Company borrowed $284, $715 and $416 under the equipment loans to finance equipment purchases in 2007, 2006 and 2005, respectively, and borrowed $3,000 in 2005 under the term loan to provide additional working capital. The Company repaid $1,791 of outstanding balances under the Loan Agreements in October 2007. As of December 31, 2007, the Company has no outstanding debt under the Loan Agreement and has $1,000 available for future draws under an accounts receivable revolving line of credit which expires on June 30, 2008. No credit is available for future equipment purchases.

        In connection with the Loan Agreements, the Company granted a security interest in substantially all personal property of the Company with the exception of intellectual property and those assets financed by another third party under a separate security agreement. The Loan Agreements contain covenants regarding working capital ratios and require a minimum cash balance of $2,000 to be held at Comerica. Upon the occurrence of an event of default, including a material adverse effect (as defined in the Loan Agreements), Comerica may declare all outstanding amounts due and payable. As of December 31, 2007, the Company was in compliance with all debt covenants.

        Additionally, in connection with the Loan Agreements, the Company issued warrants that are exercisable for common stock (see Note 4).

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

3. Long-Term Debt (Continued)

4. Stockholders' Equity

Reverse Stock Split

        On October 15, 2007, the Company effected a 1-for-4.75 reverse stock split of the Company's common stock. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

        On November 2, 2007, the Company completed its IPO whereby it sold 4,736 shares of common stock at $17.00 per share and received net proceeds of $72,538 (after underwriting discounts and commissions and offering costs). The sale of these shares included the underwriter's exercise in full of their option to purchase 450 additional shares from the Company. In connection with the closing of the IPO, the 52,401 outstanding shares of convertible preferred stock automatically converted into an aggregate of 11,032 shares of common stock.

Stock Options Plans

        In connection with the Company's IPO, the 2007 Equity Incentive Plan, or the 2007 Plan, and the 2007 Non-Employee Directors' Stock Option Plan, or 2007 Directors' Plan, became effective. Prior to the IPO, all options outstanding were governed by the Company's 2001 Equity Incentive Plan, as amended, or 2001 Plan. The 2001 Plan, 2007 Plan and 2007 Directors' Plan are collectively referred to as the "Equity Incentive Plans."

2001 Equity Incentive Plan

        Under the 2001 Plan, options are generally exercisable for up to 10 years from the date of grant and vest over a four-year period, with 25% of the grant vesting on the first anniversary of the vesting base date and the remaining 75% vesting in equal monthly installments over the remaining three years. Upon adoption of the 2007 Plan, the Company will not make further grants from the 2001 Plan.

2007 Equity Incentive Plan

        The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2007 Plan provides for the grant of performance cash awards. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2007 Plan is 1,500 shares, plus the 75 shares that remained available for future issuance under the Company's 2001 Plan as of the effective date of the 2007 Plan. In addition, the number of shares of common stock reserved for issuance automatically increases (i) on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 3% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (b) 750 shares, or (c) a number determined by the Company's board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options under the 2001 Plan that are forfeited or expire. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company's common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

2007 Non-Employee Directors' Stock Option Plan

        The 2007 Directors' Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company's common stock to the Company's non-employee directors and will terminate at the discretion of the Company's board of directors. An aggregate of 250 shares of the Company's common stock are reserved for issuance under the 2007 Directors' Plan. This amount increases automatically annually on January 1, from 2008 until 2017, by an aggregate number of shares of the Company's common stock equal to the number of shares subject to options granted as initial grants and annual grants under the 2007 Directors' Plan during the immediately preceding year or a lesser amount as determined by the Company's board of directors. The exercise price of the options granted under the 2007 Directors' Plan will be equal to 100% of the fair market value of the Company's common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options can be up to ten years.

        Following is a summary of activity under the Equity Incentive Plans:

		Options Outstanding
	Shares Available for Grant Under Equity Incentive Plans
		Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2004	267	905	$0.62
Additional shares reserved	787	—
Options granted	(779)	779	$0.38
Options cancelled	56	(56)	$0.55
Options exercised	—	(67)	$0.38
Repurchases	1	—	$0.33

Balance at December 31, 2005	332	1,561	$0.51
Options granted	(212)	212	$0.49
Options cancelled	84	(84)	$0.82
Options exercised	—	(56)	$0.38
Repurchases	—	—	$0.38

Balance at December 31, 2006	204	1,633	$0.50	7.99	$13,898

Additional shares reserved	1,750	—
Restricted stock units issued	(29)
Options granted	(178)	178	$10.18
Options cancelled	37	(37)	$1.45
Options exercised	—	(130)	$0.43

Balance at December 31, 2007	1,784	1,644	$1.61	7.08	$47,819

Vested and expected to vest at December 31, 2007		1,543	$1.53	7.01	$45,010

Exercisable at December 31, 2007		1,091	$0.59	6.48	$32,864

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

        In December 2007, the Company granted 29 RSUs to certain Cartesian employees under the 2007 Plan. The RSUs were granted in exchange for services and require no cash consideration from the Cartesian employees. The RSUs vest in four equal semi-annual installments with one common share issued per RSU on the vesting date, subject to delay under certain circumstances. The fair value of the RSUs was measured at the grant date in December 2007 and is amortized on a straight-line basis over the two-year service period. During the year ended December 31, 2007, no RSUs were vested or forfeited and stock-based compensation expense of $15 was recorded in cost of revenues. As of December 31, 2007, the aggregate intrinsic value of the outstanding RSUs was $899.

        In connection with the preparation of the Company's consolidated financial statements for the years ended December 31, 2007 and 2006, as part of its IPO, management (all of whom are related parties), reassessed the fair value of the Company's common stock. At the time of the issuances of stock options, the Company believed its estimates of the fair value of its common stock was reasonable and consistent with its understanding of how similarly situated companies in its industry were valued. The Company undertook to prepare an in-depth retrospective valuation at each quarter-end in 2006 and 2007 until the completion of the Company's IPO in the fourth quarter of 2007 by reviewing each critical estimate in its valuation. Due to the retrospective nature of the analysis, the Company adjusted its original determination of the fair value of its common stock and related underlying assumptions as a result of increasing the likelihood of a liquidity event in the form of an IPO. As a result of the consistent and significant growth of its business at each quarterly reporting period, the Company reduced its estimated weighted average cost of capital and also reduced the discount for incremental lack of control and illiquidity. In addition, the Company increased the probability of achieving the high end of its performance scenarios. The Company's reassessment using its updated analysis resulted in the increase of its common stock value in each quarter in 2006 and 2007 until the completion of the Company's IPO in the fourth quarter of 2007. The Company made no adjustments to its original determination of the fair market value of its common stock during any periods prior to 2006 since substantially all of the Company's enterprise value was allocated to preferred stock in those periods due to: significant operating losses in 2005; weak financial condition in 2005; low likelihood of a liquidity event; liquidation preferences of participating preferred stock in excess of enterprise value throughout 2005; risks affecting the Company's business; and the lack of marketability of the Company's common stock. In addition, in connection with the preparation of the Company's consolidated financial statements for the three months ended September 30, 2007 and December 31, 2007, the Company concluded that the original determination of the fair value of its common stock, for the period including the third quarter of 2007 through the closing of the IPO, required no adjustment due to the strong correlation between the determined fair value and the pricing of the IPO.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

        Quarterly information on stock options granted from January 1, 2006 through December 31, 2007, is summarized as follows:

Grants Made During the Three Months Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Reassessed Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2006	15	$0.38	$5.13	$4.75
June 30, 2006	20	$0.38	$6.51	$6.13
September 30, 2006	164	$0.38	$7.98	$7.60
December 31, 2006	13	$2.14	$8.98	$6.84
March 31, 2007	19	$2.14	$11.64	$9.50
June 30, 2007	44	$7.73	$15.30	$7.57
September 30, 2007	48	$9.03	$15.30	$6.27
December 31, 2007(1)	67	$14.84	$17.97	$3.13

(1)
The weighted average reassessed fair value per share for grants subsequent to the completion of the Company's IPO are based on the closing price of the Company's common stock on The NASDAQ Global Market.

        Based on the reassessed fair values of the Company's common stock, the Company concluded that options to purchase 162 and 212 shares of common stock granted during the years ended December 31, 2007 and 2006, respectively, were at exercise prices below their reassessed values. The reassessed fair values above may not reflect the fair values that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

        The aggregate exercise date intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $1,993 and $428, respectively.

        At December 31, 2007, the Company had 64 shares subject to repurchase for less than $30.

        At December 31, 2006, the Company had 45 shares subject to repurchase for less than $20.

Option Repricings

        On October 5, 2007, as a result of retrospective valuations performed in connection with the Company's IPO, the Company amended stock option awards originally granted in July 2006 to increase the exercise price of such options from $0.38 per share to $1.24 per share, the price the Company's board of directors retrospectively determined to be the fair market value of the underlying common shares on the date of grant. Additionally, the Company agreed to pay the holders of such options an amount for the difference in the stock option pricing and certain of the related tax consequences. As a result of the repricing, and cash compensation, the Company recorded a charge of approximately $200 in its statement of operations in October 2007.

2007 Employee Stock Purchase Plan

        The 2007 Employee Stock Purchase Plan, or 2007 ESPP, authorizes the issuance of 500 shares of the Company's common stock pursuant to purchase rights granted to the Company's employees. The number of shares of the Company's common stock reserved for issuance automatically increases on

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (b) 250 shares or (c) a number determined by the Company's board of directors that is less than (a) or (b). The 2007 ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the 2007 ESPP, the Company may specify offerings with duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company's common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the 2007 ESPP and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock under the 2007 ESPP. Unless otherwise determined by the Company's board of directors, common stock will be purchased for accounts of employees participating in the 2007 ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company's common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company's common stock on the date of purchase. During the first purchase period, employees are permitted to contribute via cash payment up to the end of the purchase period. Employees may withdraw from a purchase period at any time excluding the 10 days prior to the purchase date. For the year ended December 31, 2007, no contributions had been received from employees and no stock-based compensation was recorded in connection with the 2007 ESPP.

Warrants

        During April and July 2002, the Company issued warrants that are exercisable for an aggregate of 10 shares of common stock. The warrants have an exercise price of $6.32 per share and expire at various dates through July 2009.

        In November 2002, March 2004, May 2005 and May 2006, the Company issued warrants that are exercisable for common stock, in connection with certain Loan Agreements. The fair value of the warrants was estimated based on the Black-Scholes valuation model with the fair value recorded as debt discount and amortized to interest expense over the term of the related loans.

        The warrant issuances are summarized as follows:

Issuance date	November 2002	March 2004	May 2005	May 2006
Shares	2	4	58	12
Exercise price per share	$6.32	$4.25	$3.02	$3.02
Risk-free interest rate	5.00%	6.00%	4.30%	5.09%
Dividend yield	0%	0%	0%	0%
Expected life of warrants (years)	10	10	10	10
Volatility	60%	60%	60%	68%
Total fair value	$12	$11	$127	$78

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

Shares of Common Stock Reserved for Issuance

        Shares of common stock were reserved for future issuance at December 31, 2007 as follows:

Stock options outstanding	1,644
Restricted stock units outstanding	29
Authorized for future issuance under equity compensation plans	2,284
Stock warrants outstanding	86

Total shares of common stock reserved for future issuance	4,043

5. Commitments and Contingencies

Leases

        The Company leased its laboratory and office facilities under a noncancelable operating lease that terminated in 2006. In May 2006, the Company subleased approximately 47 thousand square feet of laboratory and office facilities under a noncancelable operating lease that terminates in 2012. In May 2007, the Company amended its sublease agreement to take an additional 15 thousand square feet. The sublease is subject to rent holidays and rent increases. The Company has a $450 standby letter of credit with a financial institution in connection with the office facility sublease.

        Rent expense totaled $1,272, $874 and $683 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Future minimum payments under noncancelable operating leases as of December 31, 2007 are as follows:

Operating Leases
2008	$1,381
2009	1,420
2010	1,430
2011	1,419
2012	717
Thereafter	—

Total minimum lease payments	$6,367

Contingencies

        The Company is reimbursed for services provided to patients under certain programs administered by governmental agencies. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and it is not aware of any significant pending or threatened inquiries involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

5. Commitments and Contingencies (Continued)

        The Company is insured for medical malpractice risks on a claims-made basis under certain professional liability insurance policies. No malpractice claims have been made against the Company as of December 31, 2007.

6. Income Taxes

        The Company reported net losses for all periods through December 31, 2006, and therefore, no provision for income taxes was recorded. The provision for income taxes for the year ended December 31, 2007 primarily results from alternative minimum taxes and other state taxes and consists of the following:

Year Ended December 31, 2007
Current:
Federal	$263
State	176

439

Deferred:
Federal	—
State	—

—

Provision for income taxes	$439

        The effective tax rate on income taxes is reconciled to the statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
Tax computed at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.4%	5.5%	5.8%
Stock-based compensation	0.9%	(1.9)%	0.0%
Tax credits	0.0%	0.6%	0.2%
Tax attribute reduction	19.2%	0.0%	0.0%
Permanent differences and other	0.3%	(1.5)%	(0.4)%
Change in valuation allowance	(58.6)%	(37.7)%	(40.6)%

Actual rate	3.2%	0.0%	0.0%

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

6. Income Taxes (Continued)

be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$11,551	$19,819
Credit carryforwards	1,017	834
Accrued expenses	1,058	808
Intangible assets	1,307	1,563
Stock-based compensation	77	—
Other	31	26

	15,041	23,050
Valuation allowance	(14,931)	(23,010)

Total deferred tax assets, net of valuation allowance	110	40
Deferred tax liabilities:
Fixed assets	(110)	(40)

Net	$—	$—

        A valuation allowance of $14,931 and $23,010 at December 31, 2007 and 2006, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

        At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $28,465 and $28,496, respectively. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2008, respectively. As of December 31, 2007, the Company had federal and state research and development credit carryforwards of approximately $372 and $427, respectively. The federal research and development credit carryforwards begin expiring in 2021. The state research credit carryforwards do not expire. At December 31, 2007, the Company has federal and state AMT credit carryforwards of approximately $285 and $86, respectively. The federal and state AMT credit carryforwards do not expire.

        Utilization of net operating losses carryforwards, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, the Company is not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

        At December 31, 2007, the Company had net deferred tax assets of $14,931. A significant component of the Company's deferred tax assets are federal and state tax net operating loss

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

6. Income Taxes (Continued)

carryforwards and research and development credit carryforwards. Due to uncertainties surrounding the Company's ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two "change in ownership" events that limit the utilization of net operating loss and credit carryforwards. The "change in ownership" events occurred in March 2000 and December 2001 and result in annual net operating loss limitations of $59 and $165, respectively. These limitations will result in the expiration of unused net operating loss carryforwards, federal tax credits and state tax credits in the amount of $6,163, $154 and $246, respectively. At December 31, 2007, net deferred tax assets were reduced by $2,670, with a corresponding reduction of the valuation allowance.

        Significant judgment is required in determining the Company's provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite the Company's belief that the tax return positions are fully supportable, the Company believes that certain positions may be challenged and may not be sustained on review by tax authorities. No assurance can be given that the final resolution of these matters will not be materially different than those reflected in the Company's historical income tax provisions and accruals. Such determinations could have a material effect on the Company's income tax provisions or benefits in the period in which such determination is made.

7. Employee Savings Plan

        The Company has a 401(k) program, which allows participating employees to contribute up to 100% of their salary, subject to annual limits. The Company's board of directors may, in its sole discretion, approve Company contributions. No such contributions have been approved or made as of December 31, 2007.

8. Selected Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues(2)	$10,651	$13,948	$16,171	$18,562
Gross profit	6,014	8,555	9,658	10,999
Total operating expenses(3)	4,633	4,694	6,002	6,855
Net income	1,325	3,767	3,587	4,674
Net income per common share—basic	$—	$0.31	$0.43	$0.30

Net income per common share—diluted	$—	$0.03	$0.06	$0.27

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

8. Selected Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2006(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues(2)	$4,009	$5,270	$6,911	$7,828
Gross profit	1,530	2,209	3,143	4,005
Total operating expenses(3)	2,838	3,789	3,880	4,309
Net loss	(1,324)	(1,306)	(771)	(358)
Net loss per common share—basic	$(16.06)	$(15.24)	$(6.07)	$(2.40)

Net loss per common share—diluted	$(16.06)	$(15.24)	$(6.07)	$(2.40)

(1)
Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(2)
During the three months ended June 30, 2007, September 30, 2007, and December 31, 2007, the Company recorded positive changes in accounting estimates to reduce contractual allowances by $938, $612, and $456, respectively, of which $792 related to revenues originally recorded in 2006. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems, collection processes, and favorable experience in the collection of accounts receivable. In the consolidated statement of operations, the reduction in contractual allowances resulted in an increase to revenues.

(3)
During the three months ended June 30, 2007, September 30, 2007, and December 31, 2007, the Company recorded positive changes in accounting estimates to reduce the allowance for doubtful accounts by $327, $134, and $872, respectively, of which $666 related to accounts receivable originally recorded in 2006. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems, collection processes, and favorable experience in the collection of accounts receivable. In the consolidated statement of operations, the reduction in the allowance for doubtful accounts resulted in a decrease to general and administrative expenses.

9. Subsequent Events

        In February 2008, the Company entered into a two-year lease for an additional approximately 12 thousand square feet of administrative office space in Carlsbad, California The lease contains three one-year extension options and is subject to rent holidays and rent increases. The noncancelable future minimum payments under the lease total $293, $361 and $30 for the years ending December 31, 2008, 2009 and 2010, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        The following table sets forth information regarding our executive officers and directors as of January 31, 2008:

Name	Age	Position
Executive Officers and Directors
Tina Nova Bennett, Ph.D.	54	President and Chief Executive Officer and Director
Samuel D. Riccitelli	48	Executive Vice President and Chief Operating Officer
Douglas A. Schuling	47	Senior Vice President and Chief Financial Officer
Christian V. Kuhlen, M.D., Esq.	35	Vice President, General Counsel and Corporate Secretary
Andrew E. Senyei, M.D.(1)(2)	57	Director and Chairman of the Board
Timothy M. Buono(3)(4)	42	Director
Robert E. Curry, Ph.D.(3)(4)	61	Director
Michael A. Henos(1)	58	Director
Arda M. Minocherhomjee, Ph.D.(1)(2)	54	Director
Stephen L. Spotts(4)	52	Director
Thomas A. Waltz, M.D.(2)(3)	74	Director

(1)
Member of the compensation committee.

(2)
Member of the corporate governance and nominating committee.

(3)
Member of the audit committee.

(4)
Member of the compliance committee.

Executive Officers and Directors

        Tina Nova Bennett, Ph.D. has served as our president and chief executive officer, and a member of our board of directors, since March 2000. From 1994 to January 2000, Dr. Nova Bennett served as chief operating officer and president of Nanogen, Inc., a provider of molecular diagnostic tests, where she was a co-founder. From 1992 to 1994, Dr. Nova Bennett served as chief operating officer of Selective Genetics, a targeted therapy biotechnology company. She currently serves as a member of the board of directors of Arena Pharmaceuticals, Inc. and Cypress Bioscience, Inc., both publicly held clinical-stage biopharmaceutical companies. She also serves on the board of trustees of the University of San Diego and is a life science sector representative to the Independent Citizen's Oversight Committee overseeing the California Stem Cell Initiative (Proposition 71). Dr. Nova Bennett holds a B.S. degree in biological sciences from the University of California, Irvine and a Ph.D. in biochemistry from the University of California, Riverside.

        Samuel D. Riccitelli has served as our executive vice president and chief operating officer since October 2001. From 1995 to 2001, Mr. Riccitelli served in a number of positions for Becton, Dickinson and Company, a global medical technology company, including most recently as vice president & general manager and as a board member for BD Ventures, L.L.C., a venture capital fund. From 1989 to 1994, he served in a number of positions for the FOxS Division of Puritan-Bennett Corporation, a medical device company, including most recently as general manager. Mr. Riccitelli holds a B.A. in biology from Washington and Jefferson College and a M.S. Eng. degree in mechanical & biomedical engineering from The University of Texas.

        Douglas A. Schuling has served as our senior vice president and chief financial officer since April 1999. From 1997 to March 1999, Mr. Schuling held the position of chief financial and operating officer for Point-of-Care Systems, a venture capital backed clinical information systems company. From 1985 to 1997, Mr. Schuling held various positions at Nellcor Puritan Bennett, a research, development and manufacturing company, specializing in medical equipment and supplies, most recently as Hospital Group Controller. Mr. Schuling received his B.S. degree in accounting from Drake University.

        Christian V. Kuhlen, M.D., Esq. has served as our vice president, general counsel and corporate secretary since September 2007. Prior to joining Genoptix, Dr. Kuhlen was an attorney in private practice as an associate with Cooley Godward Kronish LLP from October 2004 to September 2007. Between August 1997 and May 2004, Dr. Kuhlen was a full-time graduate student. From October 1995 to July 1997, Dr. Kuhlen was a research assistant at The Scripps Research Institute in La Jolla, California, where he studied the pathogenesis of the hepatitis B and hepatitis C viruses. He holds a B.S. in biochemistry and cell biology and a B.A. in economics from the University of California, San Diego and a J.D. and M.D. from the University of Southern California.

        Andrew E. Senyei, M.D. has served on our board of directors as chairman of the board since April 2000. Dr. Senyei has been a managing director and a general partner of Enterprise Partners, a venture capital firm, since 1987. Dr. Senyei was a founder of Molecular Biosystems and, prior to joining Enterprise Partners, was a practicing clinician and adjunct associate professor of obstetrics, gynecology and pediatrics at the University of California, Irvine. He serves on the boards of directors of numerous private healthcare companies. Dr. Senyei obtained his M.D. from Northwestern University and residency training at the University of California Irvine, Medical Center.

        Timothy M. Buono has served on our board of directors since March 2000. Since 1997, Mr. Buono has been a vice-president of Tullis-Dickerson & Co., Inc., a healthcare focused venture capital firm, and a partner in the general partner entities of its sponsored venture capital funds. From 1994 to 1997, he served as senior vice president, business development, for Health Partners, Inc., a healthcare services company. From 1993 to 1994, Mr. Buono served as director, business development, for Occupational Health Resources, Inc., a healthcare services company. From 1990 to 1993, Mr. Buono served as an associate of Tullis-Dickerson & Co., Inc. From 1988 to 1990, Mr. Buono was a financial and operations analyst for Shaffer-Clarke. Mr. Buono is a director of a number of privately-held companies. He received his B.A. in Economics from Connecticut College in 1988, and completed an Executive Program at Columbia University's Graduate School of Business in 2003.

        Robert E. Curry, Ph.D. has served on our board of directors since February 2002. Since July 2002, Dr. Curry has served as a venture partner at Alliance Technology Ventures, L.P., based in Atlanta, Georgia. From July 2001 to July 2002, Dr. Curry was engaged as a consultant to DLJ Capital Corporation, a wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc., or CSFB. He joined the Sprout Group, or Sprout, a submanager of various venture capital funds within the CSFB organization, as a general partner in May 1991. Prior to joining Sprout, Dr. Curry served in various capacities with Merrill Lynch R&D Management and Merrill Lynch Venture Capital from 1984, including as president of both organizations from January 1990 to May 1991. Previously, Dr. Curry was a vice president of Becton, Dickinson and Company, a pharmaceutical company, from May 1980 to July 1984, and General Manager of the Diagnostics Systems Division of Bio-Rad Laboratories Inc., a clinical diagnostic and life sciences research company, from August 1976 to May 1980. He currently is a director of numerous privately-held companies as well as the chairman of the board and a trustee of Keck Graduate Institute, a not-for-profit organization. He is also currently the acting chief executive Officer of SensysMedical, Inc. Dr. Curry received a B.S. from the University of Illinois, and a M.S. and Ph.D. in chemistry from Purdue University.

        Michael A. Henos has served on our board of directors since 2001. From 1993 to the present, Mr. Henos has served as managing general partner of Alliance Technology Ventures, L.P., based in

Atlanta, Georgia. Mr. Henos served as a general partner of Aspen Ventures, an early stage venture capital partnership, from 1991 to 2001. Mr. Henos previously served as a vice president of 3i Ventures Corporation, the predecessor of Aspen Ventures, from 1986 to 1991. From 1984 to 1986, Mr. Henos served as a healthcare consultant with Ernst & Young, specializing in venture financing of startup medical technology companies. Before joining Ernst & Young, Mr. Henos served in a variety of operating management positions and co-founded and served as chief executive officer of ProMed Technologies, Inc. Mr. Henos is the chairman of the board of directors of both Inhibitex, Inc., a publicly held clinical stage biopharmaceutical company, and AtheroGenics, Inc., a publicly held biopharmaceutical company. Mr. Henos received his B.S. and MBA from the University of California, Los Angeles.

        Arda M. Minocherhomjee, Ph.D. has served on our board of directors since July 2005. He is currently a partner of Chicago Growth Partners, a private equity firm. From 1992 to October 2004, Dr. Minocherhomjee served in various capacities for William Blair & Company, L.L.C., an investment firm affiliated with certain holders of our capital stock, including, most recently, as a principal. Since September 1998, Dr. Minocherhomjee has also served as a managing member of William Blair Capital Partners, an affiliate of William Blair & Company, L.L.C. He currently serves on the board of directors of CryoCor, Inc., a publicly held medical device company, as well as several privately-held pharmaceutical and medical device companies. Dr. Minocherhomjee received a master's degree in pharmacology from the University of Toronto and a Ph.D. and an M.B.A. from the University of British Columbia, and was a post-doctoral fellow in pharmacology at the University of Washington Medical School.

        Stephen L. Spotts has served on our board of directors since February 2005. Since April 2007, he has served as chief executive officer and managing member of ProTom International, LLC, a company focused on advanced cancer treatments. From April 2000 to April 2007, he served as president and chief executive officer of Pathology Partners and previously served as its chief development officer from 1999 to 2000. From 1996 through 1999, Mr. Spotts served as the president of the Hospital Services Group for Mariner Post-Acute Network. Prior to joining Mariner, Mr. Spotts served as director of development of Marriott Healthcare Services and as vice president of Valley Management Services. He received his bachelor of business administration degree from the University of Mississippi.

        Thomas A. Waltz, M.D. has served on our board of directors since 1999. Currently, Dr. Waltz is a neurosurgeon and is senior consultant in neurosurgery of the Scripps Clinic in La Jolla, California. Dr. Waltz was chairman and chief executive officer of the Scripps Clinic from 1991 to 2000 and president of the Scripps Clinic Medical Group from 1990 to 2000. In addition to his current clinical practice, he is on the board of directors of The Doctors Company, a mutual insurance company, and the Premera Blue Cross of Washington and Alaska, a not-for-profit Blue Cross medical insurance provider. Dr. Waltz received his undergraduate degree from the University of Cincinnati, his M.D. from Vanderbilt University, and his neurosurgical training at Baylor College of Medicine in Houston. He also had training in neurology at The National Hospital for Neurological Diseases in London, England and neuropathology at Oxford University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Each of the individuals subject to Section 16 of the Exchange Act has timely filed all reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Business

Conduct and Ethics is available on our website at: http://investor.genoptix.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at: http://investor.genoptix.com.

Procedures for Security Holder Nominations of Directors.

        We have adopted a formal process by which security holders may recommend nominees to our board of directors. This information is available in the Corporate Governance section under "Investors" on our website at www.genoptix.com. No material changes to this policy have been made.

Audit Committee Financial Expert and Audit Committee

        Audit Committee:    We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act for the overall purpose of overseeing our accounting and financial reporting process and audits of our consolidated financial statements. Our audit committee consists of Timothy M. Buono, Robert E. Curry, Ph.D. and Thomas A. Waltz, M.D.

        Audit Committee Financial Expert:    Our board of directors has determined Mr. Buono qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules. Mr. Buono is independent, as defined by Rule 4200(a)(15) of the National Association of Securities Dealers.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The compensation committee of our board of directors, which is composed entirely of independent directors, administers our executive compensation program. The role of the compensation committee is to oversee our compensation and benefit plans and policies, to administer our equity incentive plans and to review and approve generally on an annual basis all compensation decisions relating to our executive officers.

Compensation Philosophy

        Our executive compensation programs are designed to:

  •
  attract, motivate and retain executives of outstanding ability and potential;

  •
  reward the achievement of key performance measures, including meeting or exceeding the revenue and profit objectives, operational goals, such as executing on our hiring plan in line with our growth objectives and cash management goals, all as set forth in our annual operating plan; and

  •
  ensure that executive compensation is meaningfully related to the creation of stockholder value.

        Our compensation committee believes that our executive compensation programs should include short-term and long-term components, including cash and equity-based compensation, and should reward performance that consistently meets or exceeds expectations by increasing base salary levels, awarding cash bonuses and granting additional equity awards. The compensation committee evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the diagnostic services and life sciences industries, taking into account our relative performance and our own strategic objectives.

Setting Executive Compensation

        The compensation committee reviews and determines generally on an annual basis the compensation to be paid to our chief executive officer and other executive officers. As part of this process, we conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. As a private company, we previously based this review primarily on the extensive experience of the members on our board of directors and compensation committee that are affiliated with venture investment firms, many of whom sit on the boards of directors of numerous portfolio companies in the life sciences and healthcare fields in San Diego and throughout the United States, and, to a lesser extent, on surveys of executive compensation paid by life sciences and healthcare services companies conducted by third party providers, such as the Biotech Employee Development Coalition (BEDC) Compensation and Benefits Survey of approximately 93 public and private life sciences companies in San Diego, California. Although our compensation committee has used this survey data as a tool in determining executive compensation, it typically has applied its subjective discretion to make compensation decisions and has not benchmarked our executive compensation against any group of companies or used a formula to set our executives compensation in relation to this survey data. In addition, our compensation committee has typically taken into account advice from other independent members of our board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside our industry. Historically, the compensation committee reviewed executive compensation and made compensation decisions mid-year. Commencing in 2007, the compensation committee transitioned its annual compensation review for a given year to the end of that year or first quarter of the following year.

        When setting executive compensation, the compensation committee generally considers compensation paid by life sciences and healthcare services companies included in these executive compensation surveys, together with other information available to it. Our compensation committee has not benchmarked our executive compensation against a particular group of companies that it considers to be comparable to us or any other group of companies. While this information may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, the compensation committee generally believes that gathering this information is an important part of our compensation-related decision-making process and typically provides additional context and validation for executive compensation decisions.

        During the past several years, in setting and awarding executive compensation, our compensation committee has primarily considered our operating performance against the key performance objectives set forth in our annual operating plan. On a quarterly basis, we have provided the members of our compensation committee (and, at our regularly scheduled quarterly board meetings, each of the members of our board of directors) with a summary of key accomplishments against the annual operating plan during the preceding quarter. These quarterly updates are used by our compensation committee and our board of directors to monitor and measure the overall performance of Genoptix as well as the individual performance of our executive officers (since certain accomplishments may result primarily from the performance of one or more of our executive officers), and provide our compensation committee with valuable information for consideration in the context of the annual compensation reviews of our executive officers. During 2007, these key accomplishments included: consistent increases in weekly test orders substantially above those projected in our annual operating plan; significant increases in our market share; increases in net revenues, gross margins and overall profitability as compared to those projected in our annual operating plan; favorable cash collections and DSO as compared to those projected in our annual operating plan; validation and implementation of new tests; implementation of information and billing systems upgrades; the successful hiring of sales, client services, billing, laboratory operations and other personnel; expansion of our laboratory facilities; and implementation of expanded in-house testing capabilities. During 2007, our executive officers substantially exceeded the key performance objectives included in our annual operating plan. The compensation committee has considered and intends to continue to consider each of these key performance objectives included in our annual operating plan and the achievement level of these performance objectives by our executive officers in setting their base compensation, performance bonus levels (and awarding performance bonuses) and long-term incentives.

        Our compensation committee has retained the services of Radford Surveys & Consulting, a third party executive compensation consultant, in connection with the establishment of cash and equity compensation and related policies for 2008. In connection with retaining the services of this executive compensation consultant, our compensation committee intends to (a) identify a peer group of healthcare services and clinical diagnostic companies that are more directly comparable to us, and (b) benchmark our executive compensation against that peer group. The compensation committee may make adjustments, including upward adjustments, in our executive compensation levels for 2008 as a result of this more formal compensation benchmarking process.

Role of Chief Executive Officer in Compensation Decisions

        The chief executive officer typically evaluates the performance of other executive officers and employees on an annual basis and makes recommendations to the compensation committee with respect to annual salary adjustments, bonuses and annual equity awards. The compensation committee exercises its own discretion in determining salary adjustments and discretionary cash and equity-based awards for all executive officers. The chief executive officer is not present during deliberations or voting with respect to compensation for the chief executive officer.

Elements of Executive Compensation

        The compensation program for our executive officers consists principally of base salary, annual cash incentive compensation, and long-term compensation in the form of stock options as well as severance/termination protection. As a private company, our compensation program was weighted toward long-term compensation as opposed to short-term or cash-based compensation. If we achieve our corporate goals, we expect the equity awards held by our executives to be the major component of overall compensation. As discussed in more detail below, base compensation is based primarily on market factors and our annual executive bonus plan targets cash bonus opportunities as a percentage of base salary. The amount of cash compensation and the amount of equity awards granted to our executives are both considered in determining total compensation for our executive officers.

        Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the industry, although we did not benchmark base salaries against any specific competitors. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The compensation committee does not apply specific formulas to determine increases, although it has generally awarded increases as a percentage of an executive officer's then current base salary.

        In 2007, based on the actions taken by our compensation committee in August 2006 and additional actions taken by our compensation committee in June 2007 and July 2007 in connection with reviewing our cash compensation in anticipation of our IPO, (i) our chief executive officer's annual base salary was increased from $350,000 to $382,825, (ii) our chief operating officer's annual base salary was increased from $324,775 to $354,654 and (iii) our chief financial officer's annual base salary was increased from $246,829 to $269,537, in each case based upon market factors.

        In approving these base salary adjustments, the compensation committee considered the amount of prior year increases, our current financial performance, in particular having obtained profitability in, and exceeded our revenue and profit objectives for, the first quarter of 2007, and the fact that we were in the process of actively pursuing our IPO. These factors were subjectively assessed by our compensation committee and no specific methodology was used to systematically weight or score such factors in determining the increases in our executive's base salaries. However, as with the prior year salary increases, the compensation committee subjectively assessed these factors and primarily relied on the significant success of our executive officers during the last five months of 2006 and the first half of 2007 in continuing to drive the rapid growth and development of our business and substantially exceeding the key performance objectives included in our annual operating plan. In particular, the compensation committee considered: attaining profitability; continuing to increase weekly test orders; meeting hiring objectives; further expanding our leased facilities; initiating and completing regulatory compliance audits; launching new service offerings (including our CHART service offering); additional improvements in cash collections; and increases in revenues, gross margins and net income substantially above the amounts projected in our annual operating plans. In awarding these additional salary increases to our executive officers, the compensation committee assessed this high level of financial and other performance in the context of the 2006 increases, the significant experience of the committee members in setting executive officer salary levels and the general survey data.

        In addition, our compensation committee approved an annual base salary of $235,000 for our vice president, general counsel and corporate secretary, who joined us in September 2007. In establishing this base salary, the compensation committee considered the various factors set forth above, including the general survey data.

        Our compensation committee believes that the base salary levels of our executives are commensurate with the general salary levels for similar positions in life sciences and healthcare companies of similar size and stage of development and operations. As described above, future annual performance reviews will generally be conducted during the first quarter of the year rather than as a mid-year review process.

        Annual Executive Bonus Plan.    In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing appropriate incentives to our executives to achieve our financial performance and other strategic objectives. As part of our annual performance reviews, the compensation committee reviews and determines each executive officer's overall performance and our performance generally against our operating plan and toward attaining financial performance goals and other performance measures and objectives included in our annual operating plan as described above. Final determinations as to discretionary bonus levels are primarily based on the executive officers individual performance and the executive officers' performance as a group against the performance measures and objectives included in our annual operating plan, as well as the compensation committee's assessment as to the overall success of our company and the growth of our business.

        In July 2007, our compensation committee reviewed the target 2007 annual bonus levels for each of our executive officers under our annual executive bonus plan and set the target 2007 annual bonus levels as a percentage of 2007 base salary for each of our executive as follows: 40% for Dr. Nova Bennett, 30% for Mr. Riccitelli and 25% for Mr. Schuling. In setting these target bonus levels for 2007, the compensation committee considered (1) our current financial performance, including that we obtained profitability in, and exceeded our revenue expectations for, the first half of 2007, (2) the fact that we completed an IPO, (3) the substantial contribution and commitment that each of the executive officers has consistently demonstrated and (4) the general annual discretionary bonus levels of other companies in the life sciences and healthcare fields. Under the annual executive bonus plan as initially adopted, the compensation committee had discretion to award a bonus amount equal to 0 to 150% of the applicable target amount. In December 2007, in connection with its 2007 annual bonus compensation review, the compensation committee modified the 2007 annual executive bonus plan to increase the target 2007 bonus level to 30% for Mr. Schuling and to permit the compensation committee to award bonus amounts equal to 0 to 200% of the applicable target amounts and awarded 2007 annual bonuses of $306,260 to Dr. Nova Bennett, $212,792 to Mr. Riccitelli and $161,722 to Mr. Schuling. A portion of each of these bonuses was paid in December 2007 and the remaining portion of each bonus was paid in January 2008. The specific percentage was determined and awarded based upon the compensation committee's subjective assessment of (1) individual performance against individual goals based on each executive officer's respective area of responsibility and designed to promote the achievement of the performance measures and objectives included in our operating plan for 2007 and (2) our performance against our operating plan for 2007, including the satisfaction of the performance measures and objectives included in our operating plan, which include revenue and profitability objectives, cash collection, DSO, weekly test count, market share, gross margin, operating income and hiring objectives as well as other key operational objectives such as those described in greater detail above. In January 2008, the compensation committee ratified and approved a nondiscretionary bonus of $50,000 to Dr. Kuhlen in accordance with the terms of his offer letter previously approved by our board of directors. Half of this bonus was paid in September 2007 in connection with Dr. Kuhlen's commencement of employment and the other half will be paid in February 2008.

        In January 2008, our compensation committee reviewed the target 2008 annual bonus levels for each of our executive officers under our annual executive bonus plan and set the target 2008 annual bonus levels as a percentage of 2008 base salary for each of our executive as follows: 40% for Dr. Nova

Bennett, 30% for Mr. Riccitelli, 30% for Mr. Schuling and 30% for Dr. Kuhlen. In setting these target bonus levels for 2008, the compensation committee considered (1) our current financial performance, (2) the substantial contribution and commitment that each of the executive officers has consistently demonstrated and (3) the general annual discretionary bonus levels of other companies in the life sciences and healthcare fields. Under the annual executive bonus plan, the compensation committee has discretion to award a bonus amount equal to 0 to 150% of the applicable target amount. The specific percentage will be determined and awarded based upon the compensation committee's subjective assessment of (1) individual performance against individual goals based on each executive officer's respective area of responsibility and designed to promote the achievement of the performance measures and objectives included in our operating plan for 2008 and (2) our performance against our operating plan for 2008, including the achievement of revenue, operating income, DSO and other operating objectives, increasing shareholder value, enhancing our infrastructure to facilitate continued growth, maintaining financial reporting and regulatory compliance controls and procedures, and achieving other corporate goals outlined by the compensation committee. Our performance criteria are collectively designed to be challenging but attainable, thereby requiring a high level of performance by our executive officers and our company in order for these officers to receive any significant bonus compensation.

        Our compensation committee anticipates that it will review and determine annual performance for 2008 at the end of the year or in the first quarter of 2009 and will award discretionary bonuses at that time.

        Long-term Incentive Program.    We believe that by providing our executives the opportunity to increase their ownership of our stock, the best interests of stockholders and executives will be more aligned and we will encourage long-term performance. The stock awards enable our executive officers to participate in the appreciation of stockholder value, while personally participating in the risks of business setbacks. We have not adopted stock ownership guidelines and, with the exception of a small number of shares acquired by our executive officers early in our corporate history, our equity benefit plans have provided our executive officers the only means to acquire equity or equity-linked interests in Genoptix.

        Prior to our IPO, we granted equity awards primarily through our 2001 Plan, which was adopted by our board of directors and stockholders to permit the grant of stock options, stock bonuses and restricted stock to our officers, directors, employees and consultants.

        In 2007, one named executive officer was awarded stock options under our 2001 Plan in the amounts indicated in the section below in this Item 11 entitled "Grants of Plan-Based Awards."

        Prior to our IPO, in the absence of a public trading market for our common stock, our board of directors determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including our financial condition, the likelihood of a liquidity event, the liquidation preference of our participating preferred stock, the price at which our preferred stock was sold, the enterprise values of comparable companies, our cash needs, operating losses, market conditions and based upon valuations obtained from an independent valuation firm in November 2006 and in June, July, September and October 2007.

        All equity awards to our employees and directors were granted at no less than the fair market value of our common stock as determined in good faith by our board of directors on the date of each award. However, in October 2007, as a result of retrospective valuations performed in connection with our IPO, we amended stock option awards granted in July 2006 to our named executive officers and other employees and consultants to increase the exercise price of such options from $0.38 per share to $1.24 per share, the price our board of directors retrospectively determined to be the fair market value of the shares subject to such options on the date of grant. Additional information with respect to the amendments to these stock option awards is included below in this Item 11 under "—Option Repricings."

        All option grants typically vest over four years, with one quarter of the shares subject to the stock option vesting on the one year anniversary of the vesting commencement date and the remaining shares vesting in equal months installments thereafter over three years. All options have a ten year term. Additional information regarding accelerated vesting prior to, upon or following a change in control is discussed below in this Item 11 under "—Post Employment Compensation." We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and, because we were not previously a public company, we historically have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our compensation committee, although our compensation committee does consider the recommendations of our chief executive officer for officers other than herself.

        Our board of directors has delegated authority to a committee comprised of our chief executive officer and chief financial officer to grant stock options to non-officers and has adopted an equity grant policy to provide guidelines and procedures to this committee. This policy establishes procedures for new hire awards, annual equity award grants as well as promotional and merit based awards to non-officers.

        In connection with our IPO, our board of directors adopted new equity benefit plans. The 2007 Plan replaced our existing 2001 Plan immediately following our IPO and affords our compensation committee much greater flexibility in making a wide variety of equity awards. Participation in our 2007 ESPP is also available to all executive officers on the same basis as our other employees.

        Stock Appreciation Rights.    Our 2007 Plan authorizes us to grant stock appreciation rights, or SARs. To date, no SARs have been awarded to any of our executive officers. However, our compensation committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

        Restricted Stock Grants or Awards.    Our 2007 Plan authorizes us to grant restricted stock or restricted stock awards. Our compensation committee did not authorize the grant of restricted stock or restricted stock awards pursuant to our equity benefit plans to any of our executive officers in the year ended December 31, 2007. However, our compensation committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

        Severance and Change in Control Benefits.    Our named executive officers, who are designated below in this Item 11 under "—Summary Compensation Table," are entitled to certain severance and change in control benefits, the terms of which are described below in this Item 11 under "—Post Employment Compensation." We believe these severance and change in control benefits are an essential element of our overall executive compensation package and assist us in recruiting and retaining talented individuals and aligning the executive's interests with the best interests of the stockholders.

        Other Compensation.    In addition, consistent with our compensation philosophy, we intend to continue to maintain the current benefits for our executive officers, which are also available to all of our other employees; however, our compensation committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable.

        Deductibility of Compensation under Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986 limits our deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is "performance-based compensation." The compensation committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as "performance-based compensation." To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the compensation committee has not adopted a policy that requires all compensation to be deductible. However, the compensation committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the compensation committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.

Summary Compensation Table

        The following table provides information regarding the compensation earned during the years ended December 31, 2007 and 2006 by our chief executive officer, chief operating officer, chief financial officer and general counsel, who we collectively refer to as our "named executive officers" elsewhere in Item 11 of this Annual Report on Form 10-K.

Name and principal position	Year	Salary	Bonus		Option awards(1)	Non-equity incentive plan compensation	All other compensation	Total
Tina Nova Bennett, Ph.D. President and Chief Executive Officer(2)	2007 2006	$375,229 342,417	$	— 120,750	$123,853 69,536	$306,260 —	$95,462 9,979	$900,804 542,682
Samuel D. Riccitelli Executive Vice President and Chief Operating Officer(3)	2007 2006	347,617 318,009		— 105,445	50,449 28,736	212,792 —	50,004 16,107	660,862 468,297
Douglas A. Schuling Senior Vice President and Chief Financial Officer(4)	2007 2006	264,189 241,687		— 74,728	49,562 27,307	161,722 —	49,958 15,953	525,431 359,675
Christian V. Kuhlen, M.D., Esq. Vice President, General Counsel and Corporate Secretary(5)	2007	71,253		50,000	18,526	—	2,884	142,663

(1)
Represents the stock option compensation costs for 2006 and 2007, which were calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures. For a discussion of valuation assumptions, see the section entitled "Stock-Based Compensation Under SFAS No. 123R" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

(2)
Dr. Nova Bennett's salary was increased from $336,000 per year to $350,000 per year effective August 1, 2006, to $364,595 per year effective January 1, 2007 and to $382,825 per year effective June 1, 2007. The bonus amounts paid to or earned by Dr. Nova Bennett in 2006 include a $84,000 bonus paid in August 2006 covering the period from August 1, 2005 to July 31, 2006, and a $36,750 bonus paid in February 2007 covering the period from August 1, 2006 to December 31, 2006. All other compensation in 2007 includes $84,515 paid in January 2008 related to our October 2007 option repricing and $10,947 paid for life insurance, healthcare, dental and vision benefits. All other compensation in 2006 includes $9,979 paid for healthcare, dental and vision benefits.

(3)
Mr. Riccitelli's salary was increased from $312,283 per year to $324,775 per year effective August 1, 2006, to $337,766 per year effective January 1, 2007 and to $354,654 per year effective June 1, 2007. The bonus amounts paid to or earned by Mr. Riccitelli in 2006 include a $68,702 bonus paid in August 2006 covering the period from August 1, 2005 to July 31, 2006, a $6,734 one-time special bonus paid in late 2006 for services in 2006 and a $30,009 bonus paid in February 2007 covering the period from August 1, 2006 to December 31, 2006. All other compensation in 2007 includes $34,189 paid in January 2008 related to our October 2007 option repricing and $15,815 paid for life insurance, healthcare, dental and vision benefits. All other compensation in 2006 includes $16,107 paid for healthcare, dental and vision benefits.

(4)
Mr. Schuling's salary was increased from $237,336 per year to $246,829 per year effective August 1, 2006, to $256,702 per year effective January 1, 2007 and to $269,537 per year effective June 1, 2007. The bonus amounts paid to or earned by Mr. Schuling in 2006 include a $47,467 bonus paid in August 2006 covering the period from August 1, 2005 to July 31, 2006, a $6,527 one-time special bonus paid in late 2006 for services in 2006 and a $20,734 bonus paid in February 2007 covering the period from August 1, 2006 to December 31, 2006. All other compensation in 2007 includes $34,462 paid in January 2008 related to our October 2007 option repricing and $15,496 paid for life insurance, healthcare, dental and vision benefits. All other compensation in 2006 includes $15,953 paid for healthcare, dental and vision benefits.

(5)
Dr. Kuhlen joined us in September 2007 and his annual base salary for 2007 was $235,000. All other compensation in 2007 includes $2,884 paid for life insurance, healthcare, dental and vision benefits.

Post-Employment Compensation

        The amount of compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, termination following a change in control or termination in the event of disability or death of the executive is shown below.

Option Acceleration Under The 2001 Equity Incentive Plan

        Under our 2001 plan, stock options granted to our employees and officers will immediately vest in the event a participant's service with us or a successor entity is terminated involuntarily without cause or voluntarily with good reason within 13 months following the occurrence of certain specified change in control transactions. In addition, upon the occurrence of a change in control as described in their respective stock option agreements, our executive officers are entitled to immediate accelerated vesting of 50% of their outstanding unvested stock options.

Payments Made Upon Termination

        Regardless of the manner in which a named executive officer's employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including salary, vested options and unused vacation pay.

Potential Payment Under Employment Arrangements

        In October 2007, we entered into an employment agreement with Dr. Nova Bennett that is terminable at any time by either party. If we terminate her employment at any time with or without cause, as defined in her employment agreement, she will be entitled to receive any of her unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which she is entitled by virtue of her past employment with us. In addition, the agreement provides that if Dr. Nova Bennett is terminated without cause prior to a change in control or if she is terminated without cause or she resigns for good reason following a change in control, she will also be entitled to be compensated at her then annual base salary for 18 months from her date of termination or resignation, as applicable, and will receive continued medical, dental and vision benefits for such 18-month period. In addition, if Dr. Nova Bennett is terminated without cause prior to a change in control, she will be entitled to an additional 18 months of accelerated vesting of her stock options. Moreover, upon a change in control, the vesting of one half of Dr. Nova Bennett's outstanding unvested stock options will accelerate in full and the vesting of the remaining one half of Dr. Nova Bennett's outstanding unvested stock options will vest in six equal monthly installments over the six-month period following the change of control, subject to acceleration in full of vesting and exercisability if Dr. Nova Bennett's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

        In October 2007, we entered into an employment agreement with Mr. Riccitelli that is terminable at any time by either party. If we terminate his employment at any time with or without cause, he will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, the agreement provides that if Mr. Riccitelli is terminated without cause prior to a change in control or if he is terminated without cause or he resigns for good reason following a change in control, he will also be entitled to be compensated at his then annual base salary for 12 months from his date of termination or resignation, as applicable, and will receive continued medical, dental and vision benefits for such 12-month period. In addition, if Mr. Riccitelli is terminated without cause prior to a change in control, he will be entitled to an additional 12 months of accelerated vesting of his stock options. Moreover, upon a change in control, the vesting of one half of Mr. Riccitelli's outstanding unvested stock options will accelerate in full and the vesting of the remaining one half of Mr. Riccitelli's outstanding unvested stock options will vest in six equal monthly installments over the six-month period following the change of control, subject to acceleration in full of vesting and exercisability if Mr. Riccitelli's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

        In October 2007, we entered into an employment agreement with Mr. Schuling that is terminable at any time by either party. If we terminate his employment at any time with or without cause, he will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, the agreement provides that if we terminate Mr. Schuling's employment without cause prior to a change in control or if he is terminated without cause or he resigns for good reason following a change in control, he will be entitled to be compensated at his then annual base salary for 12 months from his date of termination or resignation, as applicable, and will receive continued medical, dental and vision benefits for such 12-month period. In addition, if Mr. Schuling is terminated without cause prior to a change in control, he will be entitled to an additional 12 months of vesting of his stock options. Moreover, upon a change in control, the vesting of one half of Mr. Schuling's outstanding unvested stock options will accelerate in full and the vesting of the remaining one half of Mr. Schuling's outstanding unvested stock options will vest in six equal monthly installments over the six-month period following the change of control, subject to acceleration in full of vesting and exercisability if Mr. Schuling's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

        In December 2007, we entered into an employment agreement with Dr. Kuhlen that is terminable at any time by either party. If we terminate his employment at any time with or without cause, he will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, the agreement provides that if we terminate Dr. Kuhlen's employment without cause prior to a change in control or if he is terminated without cause or he resigns for good reason following a change in control, he will be entitled to be compensated at his then annual base salary for six months from his date of termination or resignation, as applicable, and will receive continued medical, dental and vision benefits for such six-month period. In addition, if Dr. Kuhlen is terminated without cause prior to a change in control, he will be entitled to an additional six months of vesting of his stock options. Moreover, upon a change in control, the vesting of one half of Dr. Kuhlen's outstanding unvested stock options will accelerate in full and the vesting of the remaining one half of Dr. Kuhlen's outstanding unvested stock options will vest in six equal monthly installments over the six-month period following the change of control, subject to acceleration in full of vesting and exercisability if Dr. Kuhlen's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

        The following table and summary set forth potential payments payable to our current executive officers upon a change of control or termination of employment without cause or resignation for good reason following a change in control. Our compensation committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our executive officers based on the employment agreements with the executive officers as described above assuming the change of control occurred on, and their employment was terminated on, December 31, 2007:

	Upon change in control					Upon termination without cause or resignation for good reason following a change in control(1)
Name	Salary	Bonus	Benefits	Equity awards(2)	Total	Salary		Bonus	Benefits	Equity awards(2)	Total
Tina Nova Bennett, Ph.D.	—	—	—	$156,502	$156,502	$574,238	(3)	—	$16,421	$313,004	$903,663
Samuel D. Riccitelli	—	—	—	63,565	63,565	354,654	(3)	—	15,815	127,130	497,599
Douglas A. Schuling	—	—	—	63,246	63,246	269,537	(3)	—	15,496	126,491	411,524
Christian V. Kuhlen, M.D., Esq.	—	—	—	111,155	111,155	117,500	(3)	—	5,768	222,309	345,577

(1)
Upon termination without cause prior to a change in control, Dr. Nova Bennett, Mr. Riccitelli, Mr. Schuling and Dr. Kuhlen will receive the same salary and benefits referenced in the chart above and will receive an additional 18 months, in the case of Dr. Nova Bennett, or 12 months, in the case of Mr. Riccitelli and Mr. Schuling, or six months, in the case of Dr. Kuhlen, of accelerated vesting of their stock options with equity award values (calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures) of $184,892, $50,268, $49,580, and $0, respectively.

(2)
Calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures.

(3)
Represents 18 months of continued salary for Dr. Nova Bennett, 12 months of continued salary for Mr. Riccitelli and Mr. Schuling, and six months of continued salary for Dr. Kuhlen, each based upon their base salary as of December 31, 2007.

Grants of Plan-Based Awards

        All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Code. The exercise price per share of each stock option granted to our named executive officers was equal to the fair market value of our common stock as determined in good faith by our board of directors on the date of the grant. Stock options were granted under either our 2001 Plan or our 2007 Plan.

        The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for 2007:

	Estimated future payouts under non-equity incentive plan awards(1)				All other option awards: number of securities underlying options (#)
						Exercise or base price of option awards ($/share)(2)	Grant date fair value of option awards ($)(3)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)
Tina Nova Bennett, Ph.D.(3)	—	—	153,130	306,260	—	—	—
Samuel D. Riccitelli(3)	—	—	106,396	212,792	—	—	—
Douglas A. Schuling(3)	—	—	80,861	161,722	—	—	—
Christian V. Kuhlen, M.D., Esq.(4)	09/12/07	—	—	—	21,052	9.03	222,309

(1)
The amounts represent the threshold, target and maximum payments under our 2007 Annual Executive Bonus Plan. The actual amount earned is disclosed above in this Item 11 in the "Summary Compensation Table" under the "Non-Equity Incentive Plan Compensation" column.

(2)
Represented the per share fair market value of our common stock, as determined in good faith by our board of directors on the grant date.

(3)
Calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures.

(4)
25% of the total number of shares subject to Dr. Kuhlen's stock options vest on the 12 month anniversary of the applicable grant date with the remainder vesting in equal monthly installments over the following 36 months. If Dr. Kuhlen's employment with us is terminated without cause prior to a change in control, he will be entitled to an additional six months of accelerated vesting of the stock option. In connection with a change in control, 50% of the unvested shares under each of the stock options granted to this executive officer will vest in full and the remaining 50% of the unvested shares will vest in six equal monthly installments over the six-month period following such change in control, subject to acceleration in full of vesting and exercisability if his employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

Outstanding Equity Awards at December 31, 2007

        The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2007. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested. This repurchase right permits us to repurchase any unvested shares from the applicable named executive officer at the exercise price paid by such named executive officer for the repurchased shares.

Name	Number of securities underlying unexercised options (#) exercisable	Option awards Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)		Option expiration date(1)
Tina Nova Bennett, Ph.D.	1,624 3,830 17,682 42,813 100,969 130,429 227,988 65,052	— — — — — — — —	9.50 14.25 0.38 0.38 0.38 0.38 0.38 1.24	(2)	01/14/11 02/20/12 10/22/13 10/22/13 10/22/13 05/25/14 08/18/15 07/16/16
Samuel D. Riccitelli	2,368 263 62,435 6,938 60,447 104,250 26,315	— — — — — — —	14.25 14.25 0.38 0.38 0.38 0.38 1.24	(2)	11/13/11 11/20/12 10/22/13 10/22/13 05/25/14 08/18/15 07/16/16
Douglas A. Schuling	789 1,562 1,196 20,812 41,191 31,554 10,526 69,561 26,526	— — — — — — — — —	9.50 9.50 14.25 0.38 0.38 0.38 0.38 0.38 1.24	(2)	04/14/09 01/14/11 08/29/11 10/22/13 01/14/11 08/29/11 05/25/14 08/18/15 07/16/16
Christian V. Kuhlen, M.D., Esq	21,052	—	9.03		09/11/17

(1)
25% of the total number of shares subject to an executive officer's stock options vest on the 12 month anniversary of the applicable grant date with the remainder vesting over the following

  36 months. If the executive officer's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason, the executive officer will be entitled to an additional twelve months of vesting of the executive officer's stock options. In connection with a change in control, 50% of the unvested shares under each of the stock options granted to this executive officer will vest in full and the remaining 50% of the unvested shares will vest in six equal monthly installments over the six-month period following such change in control, subject to acceleration in full of vesting and exercisability if the executive officer's employment with us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason within 90 days prior to or within six months after the change in control.

(2)
In October 2007, each of these stock option awards was amended to increase the exercise price per share from $0.38 to $1.24. Additional information with respect to the amendments to these stock option awards is included below in this Item 11 under "—Option Repricings."

Option Exercises and Stock Vested

        Our named executive officers did not exercise any stock option awards during the year ended December 31, 2007.

Option Repricings

        In October 2007, as a result of retrospective valuations performed in connection with our IPO, we amended stock option awards to purchase an aggregate of 156,780 shares of our common stock granted in July 2006 to our named executive officers and other employees and consultants to increase the exercise price of such options from $0.38 per share to $1.24 per share, the price our board of directors retrospectively determined to be the fair market value of the shares subject to such options on the date of grant. The exercise price of these options was increased to limit the potential adverse tax consequences that may apply to these stock options under Section 409A of the Code and the regulations issued by the IRS thereunder. To induce the holders of these options to increase the exercise price of such options, we agreed to pay the holders of such options a cash payment equal to the difference between the original exercise price per share and the new exercise price per share, multiplied by the total number of shares subject to the option. These payments totaled $200,965 (inclusive of tax gross up) in January 2008. For agreeing to increase the exercise price of these stock option awards, in January 2008, Dr. Nova Bennett received an aggregate of $84,515, Mr. Riccitelli received an aggregate of $34,189 and Mr. Schuling received an aggregate of $34,462. We made the payments to the holders of these options in January 2008 out of cash provided by our operations and did not use the net proceeds from our IPO to make these payments. We do not expect that the payments made to our executive officers and other employees in January 2008 for agreeing to increase the exercise price of these stock options will have any impact on current or future executive compensation decisions, plans or structure or current or future compensation decisions, plans or structure for our other employees. These payments were intended to offset the decreased incremental value of the options as a result of the higher exercise price and to induce the holders of these options to agree to the option amendments. The cash payments that the holders of these options received in January 2008 are not subject to vesting or any restrictions (such as transfer restrictions under Rule 144) that would otherwise be applicable to these options or the underlying common stock.

Pension Benefits

        None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our compensation committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

        None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our compensation committee may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. We have had a compensation committee for eight years. Prior to establishing the compensation committee, our full board of directors made decisions relating to compensation of our executive officers.

Compensation Committee Report

        The material in this compensation committee report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of Genoptix under the Securities Act or the Securities Exchange Act.

        The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Compensation Committee
Michael A. Henos, Chairman Arda M. Minocherhomjee, Ph.D. Andrew E. Senyei, M.D.

Equity Benefit Plans

2001 Equity Incentive Plan

        The 2001 Plan was terminated as of the effective date of our IPO and no further option grants will be made under the 2001 Plan.

        Administration.    Our board of directors administers the 2001 Plan. Our board of directors, however, may delegate this authority to a committee of one or more board members. Our board has not delegated such authority. The board of directors has the authority to construe, interpret, amend and modify the 2001 Plan as well as to determine the terms of an option. Our board of directors may amend or modify the 2001 Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding options unless the holder consents to that amendment or modification.

        Eligibility.    The 2001 Plan permitted us to grant stock awards, including options, restricted stock and stock bonuses to our employees, directors and consultants. Our board of directors granted only stock options under the 2001 Plan. Stock options granted under the 2001 Plan were incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options.

        Stock Option Provisions Generally.    In general, the duration of a stock option granted under the 2001 Plan cannot exceed ten years. The exercise price of an incentive stock option could not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory stock option could not be less than 85% of the fair market value of the common stock on the date of grant. An incentive stock option may be transferred only on death, but a nonstatutory stock option may be transferred as permitted in an individual stock option agreement. Stock option agreements may provide that the stock options may be early exercised subject to our right of repurchase of unvested shares.

        Incentive stock options were granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. An incentive stock option granted to a person who at the time of grant owns or is deemed to own more than 10% of the total combined voting power of all classes of our outstanding stock or any of our affiliates must have a term of no more than five years and an exercise price that is at least 110% of fair market value at the time of grant.

        Effect on Stock Options of Certain Corporate Transactions.    If we dissolve or liquidate, then outstanding stock options under the 2001 Plan will terminate immediately prior to such dissolution or liquidation. However, we treat outstanding stock options differently in the following situations:

  •
  a sale, lease or other disposition of all or substantially all of our assets;

  •
  a merger or consolidation in which we are not the surviving corporation; or

  •
  a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property.

        In the event any of the above situations occurs, if the surviving entity determines not to assume or substitute for these stock options, the vesting of stock options held by persons whose service with us or our affiliates has not already terminated will accelerate in full prior to such transaction and these options will terminate if not exercised prior to effecting such transaction.

        Changes in Control.    Stock options under the 2001 Plan will immediately vest as to all or any portion of the shares subject to the stock option in the event a participant's service with us or a successor entity is terminated involuntarily without cause or voluntarily with good reason within 13 months following the occurrence of certain specified change in control transactions.

        Other provisions.    If there is a transaction or event which changes our stock that does not involve our receipt of consideration, such as a merger, consolidation, reorganization, recapitalization, stock dividend or stock split, our board of directors will appropriately adjust the class and the maximum number of shares subject to the 2001 Plan.

2007 Equity Incentive Plan

        Our board of directors adopted and our stockholders approved the 2007 Plan in June 2007 and October 2007, respectively. The 2007 Plan will terminate in June 2017, unless sooner terminated by our board of directors.

        Stock Awards.    The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2007 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, officers, non-employee directors and consultants.

        Share Reserve.    The aggregate number of shares of our common stock that may be issued initially pursuant to stock awards under the 2007 Plan is 1,500,000 shares, plus any shares remaining available for future issuance under our 2001 Plan as of the effective date of the 2007 Plan. In addition, the number of shares of common stock reserved for issuance automatically increases (i) on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 3% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (b) 750,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options under the 2001 Plan that are forfeited or expire. On January 1, 2008, the number of shares of common stock reserved for issuance under our 2007 Plan was automatically increased by 482,858 shares. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company's common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

        No person may be granted stock awards covering more than 750,000 shares of our common stock under the 2007 Plan during any calendar year pursuant to stock options or stock appreciation rights. In addition, no person may be granted a performance stock award covering more than 750,000 shares or a performance cash award covering $750,000 in any calendar year. Such limitations are designed to help assure that any deductions to which we would otherwise be entitled with respect to such stock awards will not be subject to the $1,000,000 limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code.

        If a stock award granted under the 2007 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again become available for subsequent issuance under the 2007 Plan. In addition, the following types of shares under the 2007 Plan may become available for the grant of new stock awards under the 2007 Plan: (a) shares that are forfeited to or repurchased by us prior to becoming fully vested; (b) shares withheld to satisfy income or employment withholding taxes; (c) shares used to pay the exercise price of an option in a net exercise arrangement; and (d) shares tendered to us to pay the exercise price of an option. Shares issued under the 2007 Plan may be previously unissued shares or reacquired shares bought on the open market. As of the date hereof, no shares of our common stock have been issued under the 2007 Plan.

        Administration.    Our board of directors has delegated its authority to administer the 2007 Plan to our compensation committee. Subject to the terms of the 2007 Plan, our board of directors or an authorized committee, referred to as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the plan administrator will also determine the exercise price of options granted, the consideration to be paid for restricted stock awards and the strike price of stock appreciation rights.

        The plan administrator has the authority to reprice any outstanding stock award under the 2007 Plan without the approval of our stockholders.

        Stock Options.    Incentive and nonstatutory stock options are granted pursuant to incentive and nonstatutory stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2007 Plan, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2007 Plan vest at the rate specified by the plan administrator.

        The plan administrator determines the term of stock options granted under the 2007 Plan, up to a maximum of ten years, except in the case of certain incentive stock options, as described below. Unless the terms of an optionholder's stock option agreement provide otherwise, if an optionholder's relationship with us, or any of our affiliates, ceases for any reason other than for cause, disability or death, the optionholder may exercise any vested options for a period of three months following the cessation of service. If an optionholder's service relationship with us is terminated for cause, then the option terminates immediately. If an optionholder's service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

        Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (a) cash, check, bank draft or money order, (b) a broker-assisted cashless exercise, (c) the tender of common stock previously owned by the optionholder, (d) a net exercise of the option and (e) other legal consideration approved by the plan administrator.

        Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder's death.

        Tax Limitations on Incentive Stock Options.    Incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (a) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (b) the term of the incentive stock option does not exceed five years from the date of grant.

        Restricted Stock Awards.    Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (a) cash, check, bank draft or money order, (b) past or future services rendered to us or our affiliates or (c) any other form of legal consideration. Shares of common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator.

        Restricted Stock Unit Awards.    Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant's cessation of continuous service for any reason.

        Stock Appreciation Rights.    Stock appreciation rights are granted pursuant to stock appreciation rights agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2007 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

        The plan administrator determines the term of stock appreciation rights granted under the 2007 Plan, up to a maximum of ten years. If a participant's service relationship with us, or any of our affiliates, ceases, then the participant, or the participant's beneficiary, may exercise any vested stock appreciation right for three months (or such longer or shorter period specified in the stock appreciation right agreement) after the date such service relationship ends. In no event, however, may a stock appreciation right be exercised beyond the expiration of its term.

        Performance Awards.    The 2007 Plan permits the grant of performance stock awards and performance cash awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid per covered executive officer imposed by Section 162(m) of the Code. To assure that the compensation attributable to performance-based awards will so qualify, our compensation committee can structure such awards so that stock will be issued or paid pursuant to such award only upon the achievement of certain pre-established performance goals during a designated performance period. The maximum number of shares that may be granted to a participant in any calendar year attributable to performance stock awards may not exceed 750,000 shares of common stock and the maximum value that may be granted to a participant in any calendar year attributable to performance cash awards may not exceed $750,000.

        Other Stock Awards.    The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award and all other terms and conditions of such awards.

        Changes to Capital Structure.    In the event that there is a specified type of change in our capital structure, such as a stock split, appropriate adjustments will be made to (a) the number of shares reserved under the 2007 Plan, (b) the maximum number of shares by which the share reserve may increase automatically each year, (c) the maximum number of options, stock appreciation rights and performance stock awards and performance cash awards that can be granted in a calendar year, (d) the number of shares for which options are subsequently to be made as initial and annual grants to new and continuing non-employee directors and (e) the number of shares and exercise price or strike price, if applicable, of all outstanding stock awards.

        Corporate Transactions.    In the event of certain significant corporate transactions, awards under the 2007 Plan may be assumed, continued or substituted for by any surviving or acquiring entity or its parent company. If the surviving or acquiring entity or its parent company elects not to assume, continue or substitute for such stock awards, then (a) with respect to any such stock awards that are held by individuals whose service with us or our affiliates has not terminated prior to the effective date of the corporate transaction, the vesting and exercisability provisions of such stock awards will be accelerated in full and such awards will be terminated if not exercised prior to the effective date of the corporate transaction, and (b) all other outstanding stock awards will terminate if not exercised prior to the effective date of the corporate transaction. Our board of directors has the discretion to:

  •
  arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring entity or parent company;

  •
  accelerate the vesting of a stock award and provide for its termination prior to the effective time of the corporate transaction; or

  •
  provide for the surrender of a stock award in exchange for a payment equal to the excess of (a) the value of the property that the optionholder would have received upon the exercise of the stock award over (b) the exercise price otherwise payable in connection with the stock award.

        Changes in Control.    Our board of directors has the discretion to provide that a stock award under the 2007 Plan will immediately vest as to all or any portion of the shares subject to the stock award

(a) immediately upon the occurrence of certain specified change in control transactions, whether or not such stock award is assumed, continued or substituted by a surviving or acquiring entity in the transaction or (b) in the event a participant's service with us or a successor entity is terminated actually or constructively within a designated period following the occurrence of certain specified change in control transactions. Stock awards held by participants under the 2007 Plan will not vest automatically on such an accelerated basis unless specifically provided by the participant's applicable award agreement.

2007 Non-Employee Directors' Stock Option Plan

        Our board of directors adopted and our stockholders approved the 2007 Directors' Plan in June 2007 and October 2007, respectively. The 2007 Directors' Plan will terminate at the discretion of our board of directors. The 2007 Directors' Plan provides for the automatic grant of nonstatutory stock options to purchase shares of our common stock to our non-employee directors.

        Share Reserve.    An aggregate of 250,000 shares of our common stock are reserved for issuance under the 2007 Directors' Plan. This amount increases automatically annually on the first day of our fiscal year, from 2008 until 2017, by an aggregate number of shares of our common stock equal to the number of shares subject to options granted as initial grants and annual grants under the 2007 Directors' Plan during the immediately preceding year. However, our board of directors will have the authority to designate a lesser number of shares by which the authorized number of shares of our common stock will be increased.

        Shares of our common stock subject to stock options that have expired or otherwise terminated under the 2007 Directors' Plan without having been exercised in full shall again become available for grant under the 2007 Directors' Plan. Shares of our common stock issued under the 2007 Directors' Plan may be previously unissued shares or reacquired shares bought on the market or otherwise. If the exercise of any stock option granted under the 2007 Directors' Plan is satisfied by tendering shares of our common stock held by the participant, then the number of shares tendered shall again become available for the grant of awards under the 2007 Directors' Plan.

        Administration.    Our board of directors has delegated its authority to administer the 2007 Directors' Plan to our compensation committee.

        Stock Options.    Stock options will be granted pursuant to stock option agreements. The exercise price of the options granted under the 2007 Directors' Plan will be equal to 100% of the fair market value of our common stock on the date of grant. Initial grants vest in equal monthly installments over three years after the date of grant and annual grants vest in equal monthly installments over 12 months after the date of grant.

        In general, the term of stock options granted under the 2007 Directors' Plan may not exceed ten years. If an optionholder's service relationship with us, or any affiliate of ours, ceases, then the optionholder or his or her beneficiary may exercise any vested options for such period as provided under the terms of the stock option agreement.

        Acceptable consideration for the purchase of our common stock issued under the 2007 Directors' Plan may include cash, a "net" exercise, common stock previously owned by the optionholder or a program developed under Regulation T as promulgated by the Federal Reserve Board.

        Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution. However, an optionholder may transfer an option under certain circumstances with our written consent if a Form S-8 registration statement is available for the exercise of the option and the subsequent resale of the shares. In addition, an optionholder may designate a beneficiary who may exercise the option following the optionholder's death.

  Automatic Grants.

  •
  Initial Grant.  Any person who becomes a non-employee director will automatically receive an initial grant of an option to purchase 25,000 shares of our common stock upon his or her election, subject to adjustment by our board of directors from time to time. These options will vest in equal monthly installments over three years.

  •
  Annual Grant.  In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders automatically will be granted, on the annual meeting date, beginning with our 2008 annual meeting, an option to purchase 10,000 shares of our common stock, or the annual grant, subject to adjustment by our board of directors from time to time. However, the size of an annual grant made to a non-employee director who is elected and who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director. These options will vest in equal monthly installments over 12 months.

        Changes to Capital Structure.    In the event there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the 2007 Directors' Plan and the number of shares and exercise price of all outstanding stock options will be appropriately adjusted.

        Corporate Transactions.    In the event of certain corporate transactions, including change in control transactions, the vesting of options held by non-employee directors whose service has not terminated generally will be accelerated in full and all options outstanding under the 2007 Directors' Plan will be terminated if not exercised prior to the effective date of the corporate transaction to the extent that the acquiring entity does not assume or substitute for such options.

        Plan Amendments.    Our board of directors will have the authority to amend or terminate the 2007 Directors' Plan. However, no amendment or termination of the 2007 Directors' Plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. We will obtain stockholder approval of any amendment to the 2007 Directors' Plan as required by applicable law.

2007 Employee Stock Purchase Plan

        Our board of directors adopted and our stockholders approved our 2007 ESPP in June 2007 and October 2007, respectively.

        Share Reserve.    The 2007 ESPP authorizes the issuance of 500,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance increases on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by our board of directors that is less than (a) or (b). On January 1, 2008, the number of shares of common stock reserved for issuance under our 2007 ESPP was automatically increased by 160,952 shares. The 2007 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code. As of the date hereof, no shares of our common stock have been purchased under the 2007 ESPP.

        Administration.    Our board of directors has delegated its authority to administer the 2007 ESPP to our compensation committee. The 2007 ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the 2007 ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

The initial offering under our 2007 ESPP commenced on October 29, 2007 and has a duration of approximately 26 months, consisting of one approximately eight-month purchase period and three approximately six-month purchase periods.

        Payroll Deductions.    Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the 2007 ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the 2007 ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for accounts of employees participating in the 2007 ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

        Limitations.    Employees may have to satisfy one or more of the following service requirements before participating in the 2007 ESPP, as determined by our board of directors: (a) customarily employed for more than 20 hours per week, (b) customarily employed for more than five months per calendar year or (c) continuous employment with us or one of our affiliates for a period of time not to exceed two years. No employee may purchase shares under the 2007 ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the 2007 ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value.

        Changes to Capital Structure.    In the event that there is a specified type of change in our capital structure, such as a stock split, appropriate adjustments will be made to (a) the number of shares reserved under the 2007 ESPP, (b) the maximum number of shares by which the share reserve may increase automatically each year and (c) the number of shares and purchase price of all outstanding purchase rights.

        Corporate Transactions.    In the event of certain significant corporate transactions, any then-outstanding rights to purchase our stock under the 2007 ESPP will be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants' accumulated payroll contributions will be used to purchase shares of our common stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.

401(k) Plan

        We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her pre-tax compensation or the statutory limit, which is $15,500 for calendar year 2007. Participants that are 50 years or older can also make "catch-up" contributions, which in calendar year 2007 may be up to an additional $5,000 above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Participant contributions are held and invested by the plan's trustee. Although provided for pursuant to its terms, we do not currently intend to make contributions to the 401(k) plan.

Non-Employee Director Compensation

        The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2007 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Timothy M. Buono	6,667	—	6,667
Robert E. Curry, Ph.D.(4)	5,000	332	5,332
Michael A. Henos	6,667	—	6,667
Arda M. Minocherhomjee, Ph.D.	5,000	—	5,000
Andrew E. Senyei, M.D.	10,000	—	10,000
Stephen L. Spotts(5)	6,667	422	7,089
Thomas A. Waltz, M.D.(6)	5,000	166	5,166

(1)
Our Non-Employee Director Compensation Policy became effective for all of our non-employee directors on the effective date of our IPO in October 2007. The amounts in this column represent the prorated amounts payable to our non-employee directors for their service on the board and committees of the board in 2007 following the effective date of the IPO.

(2)
Represents the stock option compensation cost for 2007, which was calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures. For a discussion of valuation assumptions, see the section entitled "Stock-Based Compensation Under SFAS No. 123R" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

(3)
One quarter of the common stock underlying each option vests on the one year anniversary of the date of grant with the remainder vesting in equal installments on a monthly basis over the next three years. In addition, if a change in control occurs and within 13 months after the effective date of such change in control the director's continuous service to us terminates due to an involuntary termination without cause or due to a voluntary termination with good reason, then the vesting and exercisability of the director's options will accelerate in full.

(4)
The aggregate number of shares subject to Dr. Curry's outstanding option awards as of December 31, 2007 was 35,562. The grant date fair value of such option awards is as follows:

Grant Date	Number of Shares	Exercise Price($/share)	Grant Date Fair Value($)
2/21/02	789	14.25	38
10/23/03	20,812	0.38	989
8/19/05	13,961	0.38	1,326
(5)
The aggregate number of shares subject to Mr. Spotts' outstanding option awards as of December 31, 2007 was 35,563. The grant date fair value of such option awards is as follows:

Grant Date	Number of Shares	Exercise Price($/share)	Grant Date Fair Value($)
2/03/05	21,602	0.38	1,026
8/19/05	13,961	0.38	663
(6)
The aggregate number of shares subject to Dr. Waltz's outstanding option awards as of December 31, 2007 was 35,562. The grant date fair value of such option awards is as follows:

Grant Date	Number of Shares	Exercise Price($/share)	Grant Date Fair Value($)
2/21/02	789	14.25	75
10/23/03	20,812	0.38	989
8/19/05	13,961	0.38	663

        In the past, we have not provided cash compensation to directors for their services as directors or members of committees of the board of directors. We have reimbursed and will continue to reimburse our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

        In July 2007, the compensation committee of our board of directors adopted a compensation program for our non-employee directors, or the Non-Employee Director Compensation Policy. The Non-Employee Director Compensation Policy was effective for all of our non-employee directors on the effective date of our IPO in October 2007. Pursuant to the Non-Employee Director Compensation Policy, each member of our board of directors who is not our employee receives the following cash compensation for board services, as applicable:

  •
  $30,000 per year for service as a board member; and

  •
  $30,000 per year for service as the chairman of the board and $10,000 per year for service as chairperson of the audit committee, the compensation committee or the compliance committee.

        The Non-Employee Director Compensation Policy requires that our board members endeavor to attend at least 75% of the meetings of the board of directors and the committees on which a particular director serves.

        In addition, our non-employee directors receive initial and annual, automatic, non-discretionary grants of nonqualified stock options under the terms and provisions of our 2007 Directors' Plan.

        Each new non-employee director joining our board of directors will automatically be granted a non-statutory stock option to purchase 25,000 shares of common stock with an exercise price equal to the then fair market value of our common stock under our 2007 Directors' Plan. On the date of each annual meeting of our stockholders beginning in 2008, each non-employee director will also automatically be granted a non-statutory stock option to purchase 10,000 shares of our common stock on that date with an exercise price equal to the then fair market value of our common stock under our 2007 Directors' Plan. Initial grants vest monthly over three years and annual grants vest in twelve equal monthly installments. All stock options granted under our 2007 Directors' Plan have a term of ten years and vesting automatically accelerates upon the closing of a change in control transaction.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information regarding beneficial ownership of our capital stock by:

  •
  each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our directors and executive officers as a group.

        The percentage ownership information shown in the table is based upon 16,100,860 shares of common stock outstanding as of January 31, 2008.

        Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before March 31, 2008, which is 60 days after January 31, 2008. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested. This repurchase right permits us to repurchase any unvested shares from the applicable executive officer or director at the exercise price paid by such executive officer or director for the repurchased shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

        In addition, except as otherwise noted below, the address for each person or entity listed in the table is c/o Genoptix, Inc., 2110 Rutherford Road, Carlsbad, CA 92008.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders
Enterprise Partners V, L.P.(1) 2223 Avenida de la Playa, Suite 300 La Jolla, California 92037	3,187,136	19.8%
Chicago Growth Partners, LP(2) 303 West Madison Street, Suite 2500 Chicago, Illinois 60606	1,205,288	7.5%
William Blair Capital Partners VII QP, L.P. and its affiliates(3) 303 West Madison Street, Suite 2500 Chicago, Illinois 60606	1,205,287	7.5%
Alliance Technology Ventures III, L.P. and its affiliate(4) 2400 Lakeview Parkway, Suite 675 Alpharetta, Georgia 30004	2,319,627	14.4%
Tullis-Dickerson Capital Focus II, L.P. and its affiliates(5) Two Greenwich Plaza, Fourth Floor Greenwich, Connecticut 06830	1,055,920	6.6%
Directors and named executive officers
Andrew E. Senyei, M.D.(1)	3,187,136	19.8%
Arda M. Minocherhomjee, Ph.D.(2)(3)	2,410,575	15.0%
Michael Henos(4)	2,319,627	14.4%
Timothy M. Buono(5)	1,055,920	6.6%
Tina Nova Bennett, Ph.D.(6)	591,057	3.5%
Samuel D. Riccitelli(7)	263,016	1.6%
Douglas A. Schuling(8)	203,759	1.2%
Thomas A. Waltz, M.D.(9)	58,905	*
Robert E. Curry, Ph.D.(10)	35,562	*
Stephen L. Spotts(11)	35,563	*
Christian V. Kuhlen M.D., Esq.	—	*
All executive officers and directors as a group (11 persons)(12)	10,161,120	58.9%

*
Represents beneficial ownership of less than 1%.

(1)
Andrew E. Senyei, M.D. is managing director of Management Partners V, L.L.C., the general partner of Enterprise Partners V, L.P. Dr. Senyei has voting and investment power with respect to the shares held by Enterprise Partners V, L.P. Dr. Senyei disclaims beneficial ownership over the shares held by Enterprise Partners V, L.P., except to the extent of his pecuniary interest therein.

(2)
Chicago Growth Management, LLC is the general partner of Chicago Growth Management, L.P., the general partner of Chicago Growth Partners, LP. Arda M. Minocherhomjee, Ph.D., Robert D. Blank, David G. Chandler, Robert P. Healy and Timothy M. Murray are managing directors of Chicago Growth Management, LLC and have voting and investment power with respect to these shares. Dr. Minocherhomjee and Messrs. Blank, Chandler, Healy and Murray disclaim beneficial ownership over the shares held by Chicago Growth Partners, L.P., except to the extent of their pecuniary interest therein.

(3)
Includes 1,160,559 shares of common stock held by William Blair Capital Partners VII QP, L.P. and 44,728 shares of common stock held by William Blair Capital Partners VII, L.P. William Blair Capital Management VII, LLC is the general partner of William Blair Capital Management

  VII, L.P., the general partner of William Blair Capital Partners VII QP, L.P. and William Blair Capital Partners VII, L.P. Arda M. Minocherhomjee, Ph.D., Robert D. Blank, Timothy Burke, David G. Chandler, John Ettelson, Robert P. Healy and Timothy M. Murray are managing directors of William Blair Capital Management VII, LLC and have voting and investment power with respect to these shares. Dr. Minocherhomjee and Messrs. Blank, Burke, Chandler, Ettelson, Healy and Murray disclaim beneficial ownership over the shares held by William Blair Capital Partners VII QP, L.P. and William Blair Capital Partners VII, L.P., except to the extent of their pecuniary interest therein. In addition, William Blair Capital Partners VII QP, L.P. disclaims beneficial ownership over the shares held by William Blair Capital Partners VII, L.P., and visa versa.

(4)
Includes 2,280,891 shares of common stock held by Alliance Technology Ventures III, L.P. and 38,736 shares of common stock held by ATV III Affiliates, L.P. Michael Henos, Michael Slawson and J. Connor Seabrook are managers of ATV III Partners, LLC, the general partner of Alliance Technology Ventures III, L.P. and ATV III Affiliates, L.P. and have shared voting and investment power with respect to the shares held by Alliance Technology Ventures III, L.P. and ATV III Affiliates, L.P. Messrs. Henos, Slawson and Seabrook disclaim beneficial ownership over the shares held by Alliance Technology Ventures III, L.P. and ATV III Affiliates, L.P., except to the extent of their pecuniary interest therein.

(5)
Includes 343,504 shares of common stock held by TD Javelin Capital Fund II, L.P., 432,629 shares of common stock held by TD Lighthouse Capital Fund, L.P. and 279,787 shares of common stock held by Tullis-Dickerson Capital Focus II, L.P. TD Javelin Capital Fund II, L.P. and TD Lighthouse Capital Fund, L.P. are managed by TD II Regional Partners, Inc. Tullis-Dickerson Capital Focus II, L.P. is managed by Tullis-Dickerson Partners II, L.L.C. Timothy M. Buono, Joan P. Neuscheler, James L. L. Tullis, Thomas P. Dickerson and Lyle A. Hohnke share the voting and/or dispositive power over all such shares. Mr. Buono disclaims beneficial ownership of the shares, except to the extent of his pecuniary interest therein.

(6)
Includes 670 shares held by Dr. Nova Bennett and 590,387 shares that Dr. Nova Bennett has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 124,128 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(7)
Represents 263,016 shares that Mr. Riccitelli has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 54,791 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(8)
Includes 42 shares held by Mr. Schuling and 203,717 shares that Mr. Schuling has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 40,548 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(9)
Includes 23,343 shares held by Thomas & Nell Waltz Family L.P. and 35,562 shares that Dr. Waltz has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 4,945 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(10)
Includes 35,562 shares that Dr. Curry has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 4,945 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(11)
Represents 35,563 shares that Mr. Spotts has the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 9,895 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

(12)
Includes 8,997,313 shares held by all executive officers and directors as a group and 1,163,807 shares that all executive officers and directors as a group have the right to acquire from us within 60 days of January 31, 2008 pursuant to the exercise of stock options, 239,252 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008 that would lapse over the vesting schedule.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes securities available under our equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Awards	Weighted Average Exercise Price of Outstanding Options, Warrants and Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2001 Equity Incentive Plan	1,627,806	$1.36	—
2007 Equity Incentive Plan	45,269	$26.47	1,533,677
2007 Non-Employee Directors' Stock Option Plan	—	$—	250,000
2007 Employee Stock Purchase Plan	—	$—	500,000
Equity compensation plans not approved by security holders:
None

        Our 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2007 Plan provides for the grant of performance cash awards. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2007 Plan is 1,500,000 shares, plus the 75,395 shares that remained available for future issuance under our 2001 Plan as of the effective date of the 2007 Plan. In addition, the number of shares of common stock reserved for issuance automatically increases (i) on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 3% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 750,000 shares, or (c) a number determined by our board of directors that is less than (a) or (b) and (ii) from time to time by the number of shares that are issuable pursuant to options under the 2001 Plan that are forfeited or expire. On January 1, 2008, the number of shares of common stock reserved for issuance under our 2007 Plan was automatically increased by 482,858 shares.

        The 2007 Directors' Plan, provides for the automatic grant of nonstatutory stock options to purchase shares of our common stock to our non-employee directors. An aggregate of 250,000 shares of our common stock are reserved for issuance under the 2007 Directors' Plan. This amount increases automatically annually on the first day of our fiscal year, from 2008 until 2017, by an aggregate number of shares of our common stock equal to the number of shares subject to options granted as initial grants and annual grants under the 2007 Directors' Plan during the immediately preceding year or a lesser amount as determined by our board of directors.

        The 2007 ESPP authorizes the issuance of 500,000 shares of our common stock pursuant to purchase rights granted to our employees. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 250,000 shares or (c) a number determined by our board of directors that is less than (a) or (b). On January 1, 2008, the number of shares of common stock reserved for issuance under our 2007 ESPP was automatically increased by 160,952 shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The following includes a summary of transactions since January 1, 2007 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under "Executive Compensation." We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Policies and Procedures for Transactions with Related Persons

        We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of "related-persons transactions." For purposes of our policy only, a "related-person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

        Each director and executive officer is responsible for identifying to our management any related-person transaction, and we shall request each record or beneficial owner of more than 5% of any class of our voting securities to identify and report any related-person transaction. Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances including, but not limited to:

  •
  the risks, costs and benefits to us;

  •
  the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  •
  the terms of the transaction;

  •
  the availability of other sources for comparable services or products; and

  •
  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

        In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. Our policy requires that, in reviewing a related-person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and that of our stockholders, as our audit committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

Sales of Securities

        Certain of our principal stockholders and directors sold an aggregate of 1,014,286 shares of our common stock in November 2007 in connection with the closing of our IPO at a price of $17.00 per share, as set forth below:

Principal Stockholder or Director	Shares sold in IPO (#)
Enterprise Partners V, L.P.	325,125
Chicago Growth Partners, LP	122,953
William Blair Capital Partners VII QP, L.P. and its affiliates	122,954
Alliance Technology Ventures III, L.P. and its affiliate	236,629
Tullis-Dickerson Capital Focus II, L.P. and its affiliates	107,717
Excelsior Venture Partners III, LLC	72,925
Thomas A. Waltz, M.D.	2,381

        Some of our directors are associated with our principal stockholders as indicated in the table below:

Director	Principal Stockholder
Andrew E. Senyei, M.D.	Enterprise Partners V, L.P.
Timothy M. Buono	Tullis-Dickerson Capital Focus II, L.P. and its affiliates
Michael Henos	Alliance Technology Ventures III, L.P. and its affiliates
Robert E. Curry, Ph.D.	Alliance Technology Ventures III, L.P. and its affiliates
Arda M. Minocherhomjee, Ph.D.	Chicago Growth Partners, LP and William Blair Capital Partners VII QP, L.P. and its affiliates

Investor Rights Agreement

        We are party to an amended and restated investor rights agreement with the purchasers of our previously outstanding preferred stock, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of common stock issued upon conversion of their preferred stock.

        Under our amended and restated investor rights agreement, beginning on April 26, 2008, the holders of 10,398,012 shares of common stock (including shares of our common stock issuable upon the exercise of outstanding warrants), or their transferees, have the right to require us to register their shares with the SEC so that those shares may be publicly resold, or to include their shares in any registration statement we file.

        Demand Registration Rights.    Beginning on April 26, 2008, the holders of at least 30% of the shares having registration rights have the right to demand that we file up to two registration statements. These registration rights are subject to specified conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances.

        Form S-3 Registration Rights.    If we are eligible to file a registration statement on Form S-3, each holder of shares having registration rights has the right to demand that we file up to three registration statements for the holders on Form S-3 within a year of such request so long as the aggregate offering price, net of any underwriters' discounts or commissions, of securities to be sold under the registration statement on Form S-3 is at least $1,000,000, subject to specified exceptions, conditions and limitations.

        "Piggyback" Registration Rights.    If we register any securities for public sale, stockholders with registration rights will have the right to include their shares in the registration statement. The underwriters of any underwritten offering will have the right to limit the number of shares having registration rights to be included in the registration statement, but not below 25% of the total number of shares included in the registration statement, except for this offering in which the holders have waived any rights to be included.

        Expenses of Registration.    We will pay all expenses, other than underwriting discounts and commissions, relating to all demand registrations, Form S-3 registrations and piggyback registrations.

        Expiration of Registration Rights.    The registration rights described above will terminate in October 2011 or, as to a given holder of registrable securities, when such holder of registrable securities can sell all of such holder's registrable securities pursuant to Rule 144 promulgated under the Securities Act within a single 90-day period.

Employment Agreements

        We have entered into employment arrangements with our executive officers, as more fully described in Item 11 of this Annual Report on Form 10-K under—"Post Employment Compensation—Potential Payment Under Employment Arrangements."

Stock Options Granted to Executive Officers and Directors

        We have granted stock options to our executive officers and directors, as more fully described in Item 11 of this Annual Report on Form 10-K under "Executive Compensation."

Indemnification Agreements

        We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Board Independence

        Our board of directors has determined that seven of our eight directors, Timothy M. Buono, Robert E. Curry, Ph.D., Michael Henos, Arda M. Minocherhomjee, Ph.D., Andrew E. Senyei, M.D., Stephen L. Spotts and Thomas A. Waltz, M.D., are independent directors, as defined by Rule 4200(a)(15) of the National Association of Securities Dealers.

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accountants' Fees

        Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accountant, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee's approval of the scope of the engagement of the independent registered public accountant or on an individual explicit case-by-case basis before the independent registered public accountant is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee's members, but the decision must be reported to the full audit committee at its next scheduled meeting.

        The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2007 and December 31, 2006, by Ernst & Young LLP, our independent registered public accounting firm:

	2007	2006
Audit Fees(1)	$956,350	$82,000
Audit Related Fees	—	—
Tax Fees(2)	112,398	9,695
All Other Fees(3)	10,235	—

	$1,078,983	$91,695

(1)
Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP for the audit and quarterly review of our consolidated financial statements ($222,500 for 2007 and $82,000 for 2006) and review of our registration statements on Forms S-1 and S-8, and preparation of comfort letters associated with our IPO, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Tax Fees consist of fees billed in the indicated year for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

(3)
All Other Fees consist of fees billed in the indicated year for other permissible work performed by Ernst & Young LLP that is not included within the above category descriptions.

        All fees described above were approved by the Audit Committee.

        The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)   Documents filed as part of this Annual Report on Form 10-K.

  (1)
  Consolidated Financial Statements:

  (2)
  Consolidated Financial Statements Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	134

    All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

  (3)
  List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

  (b)   Exhibits filed as part of this Annual Report on Form 10-K.

        The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(2)	Form of the Registrant's Common Stock Certificate
4.2(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on April 19, 2002 to General Electric Corporation
4.3(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on July 29, 2002 to General Electric Corporation
4.4(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on November 26, 2002 to Comerica Bank
4.5(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on March 8, 2004 to Comerica Bank
4.6(2)	Warrant to Purchase Stock issued by the Registrant on May 9, 2005 to Comerica Bank
4.7(2)	Warrant to Purchase Stock issued by the Registrant on May 30, 2006 to Comerica Bank
4.8(2)	Amended and Restated Investors' Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders

4.9(2)	First Amendment to Amended and Restated Investors' Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders
10.1†(2)	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers
10.2†(2)
2001 Equity Incentive Plan and Form of Option Agreement (Employees), Form of Option Agreement (Executive Officers), Form of Stock Option Grant Notice, Notice of Exercise and Early Exercise Stock Purchase Agreement and Notice of Exercise and other exhibits thereto thereunder
10.3†(2)	2007 Equity Incentive Plan and Form of Stock Option Agreement, Form of Stock Option Grant Notice and Notice of Exercise thereunder
10.4†(2)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder
10.5†(2)	2007 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement, Form of Initial and Annual Stock Option Grant Notice and Notice of Exercise thereunder
10.6†(2)	Non-Employee Director Compensation Policy
10.7†(3)	2008 Annual Executive Bonus Plan
10.8†(2)	Employment Agreement, dated October 4, 2007, between Registrant and Tina S. Nova, Ph.D.
10.9†(2)	Employment Agreement, dated October 4, 2007, between Registrant and Samuel Riccitelli
10.10†(2)	Employment Agreement, dated October 4, 2007, between Registrant and Douglas Schuling
10.11†	Offer Letter, dated September 11, 2007, between the Registrant and Christian V. Kuhlen, M.D., Esq.
10.12†(4)	Employment Agreement, dated December 10, 2007, between the Registrant and Christian V. Kuhlen, M.D., Esq.
10.13(2)	Amended and Restated Sublease Agreement, dated May 1, 2006, by and between the Registrant and CancerVax Corporation
10.14(2)	Amendment No. 1 to Sublease, dated April 2, 2007, by and between the Registrant and Micromet, Inc.
10.15(2)	Amended and Restated Loan and Security Agreement, dated May 9, 2005, between the Registrant and Comerica Bank
10.16(2)	First Amendment to Amended and Restated Loan and Security Agreement, dated May 30, 2006, between the Registrant and Comerica Bank
10.17(2)	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 24, 2006, between the Registrant and Comerica Bank
10.18	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 20, 2007, between the Registrant and Comerica Bank
10.19(2)	Letter Agreement, dated June 25, 2007, between the Registrant and Comerica Bank
10.20(2)	Clinical Laboratory Professional Services Agreement, dated December 31, 2005, between Registrant and Cartesian Medical Group, Inc.

10.21(2)	Succession Agreement, dated December 31, 2005, between Registrant, Bashar Dabbas, M.D. and Cartesian Medical Group, Inc.
10.22(2)	Medical Director Agreement, dated December 31, 2005, between Registrant and Bashar Dabbas, M.D.
10.23(5)	Standard Multi-Tenant Office Lease, dated February 4, 2008, by and between the Registrant and Blackmore Signal Hill
23.1	Consent of independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Indicates management contract or compensatory plan.

(1)
Incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on November 2, 2007.

(2)
Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (No. 333-144997), as amended, filed with the Securities and Exchange Commission.

(3)
Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on January 11, 2008.

(4)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (No. 001-33753) as filed with the Securities and Exchange Commission on December 12, 2007.

(5)
Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on February 7, 2008.

GENOPTIX, INC.
SCHEDULE II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2007, 2006 and 2005
(in thousands)

Allowance for Doubtful Accounts(1)
Balance at December 31, 2004	$5
Provision	97
Write-offs	—

Balance at December 31, 2005	102
Provision	1,258
Write-offs	—

Balance at December 31, 2006	1,360
Provision	1,093
Write-offs	(859)

Balance at December 31, 2007	$1,594

(1)
The provision was charged against general and administrative expenses.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOPTIX, INC.
Dated: February 12, 2008
	By:	/s/ TINA NOVA BENNETT Tina Nova Bennett, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TINA NOVA BENNETT Tina Nova Bennett, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 12, 2008
/s/ DOUGLAS A. SCHULING Douglas A. Schuling	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2008
/s/ ANDREW E. SENYEI Andrew E. Senyei, M.D.	Chairman of the Board of Directors	February 12, 2008
/s/ TIMOTHY M. BUONO Timothy M. Buono	Member of the Board of Directors	February 12, 2008
/s/ ROBERT E. CURRY Robert E. Curry, Ph.D.	Member of the Board of Directors	February 12, 2008
/s/ MICHAEL A. HENOS Michael A. Henos	Member of the Board of Directors	February 12, 2008
/s/ ARDA M. MINOCHERHOMJEE Arda M. Minocherhomjee, Ph.D.	Member of the Board of Directors	February 12, 2008
/s/ STEPHEN L. SPOTTS Stephen L. Spotts	Member of the Board of Directors	February 12, 2008
/s/ THOMAS A. WALTZ Thomas A. Waltz, M.D.	Member of the Board of Directors	February 12, 2008

QuickLinks

GENOPTIX, INC. FORM 10-K—ANNUAL REPORT For the Fiscal Year Ended December 31, 2007
Table of Contents
PART I
  Item 1. Business
BUSINESS
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data
GENOPTIX, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par values)
GENOPTIX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GENOPTIX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2005, 2006 and 2007 (in thousands, except per share data)
GENOPTIX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
EXECUTIVE COMPENSATION
PART IV
GENOPTIX, INC. SCHEDULE II—Valuation and Qualifying Accounts For the Three Years Ended December 31, 2007, 2006 and 2005 (in thousands)
SIGNATURES