Form 10-Q
period 2008-03-31
GENOPTIX INC
filed 2008-05-08
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008, 16,343,189 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,933	$50,624
Investment securities available-for-sale	52,729	34,836
Accounts receivable, net of allowance for doubtful accounts of $2,133 and $1,594 at March 31, 2008 and December 31, 2007, respectively	15,213	9,013
Other current assets	1,276	1,409
Total current assets	101,151	95,882
Property and equipment, net	3,096	1,950
Other long-term assets	78	—
Total assets	$104,325	$97,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,691	$4,312
Accrued compensation	2,312	2,496
Deferred revenues	68	95
Total current liabilities	8,071	6,903
Deferred rent, net of current portion	332	324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 16,343 and 16,095 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	132,853	132,532
Accumulated other comprehensive income	42	53
Accumulated deficit	(36,989)	(41,996)
Total stockholders’ equity	95,922	90,605
Total liabilities and stockholders’ equity	$104,325	$97,832

See accompanying notes to the unaudited condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$22,298	$10,651
Cost of revenues	9,175	4,637
Gross profit	13,123	6,014
Operating expenses:
Sales and marketing expenses	4,261	2,321
General and administrative expenses	4,388	2,134
Research and development expenses	317	178
Total operating expenses	8,966	4,633
Income from operations	4,157	1,381
Interest income	931	48
Interest expense	—	(82)
Other income	28	29
Income before income taxes	5,116	1,376
Provision for income taxes	109	51
Net income	$5,007	$1,325

Net income per share: (1)(2)
Basic	$0.31	$—
Diluted	$0.29	$—

Shares used to compute net income per share: (1)(2)
Basic	16,156	154
Diluted	17,493	154

(1)          As a result of the conversion of the Company’s preferred stock into 11,032 shares of common stock upon completion of the Company’s initial public offering in November 2007, there is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above. See Note 5 for calculations of the pro forma net income per share for the periods presented.

(2)          For the three months ended March 31, 2007, the Company’s net income of $1,325 was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in no net income allocable to common stockholders. See Note 5 for an explanation of the method and amounts used in the computation of the per share amounts.

See accompanying notes to the unaudited condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$5,007	$1,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198	120
Stock-based compensation expense	881	106
Provision for doubtful accounts	624	576
Excess tax benefits from stock-based compensation awards	(60)	—
Amortization of premium/discount on investments	(19)	—
Gain on sale of property and equipment	(19)	—
Non-cash interest expense	—	19
Changes in operating assets and liabilities:
Accounts receivable	(6,824)	(2,132)
Other current and long-term assets	139	(165)
Deferred rent	32	9
Deferred revenues	(27)	(17)
Accounts payable and accrued expenses	991	1,054
Accrued compensation	(184)	(306)
Income tax (receivable) payable	(158)	51
Net cash provided by operating activities	581	640

Investing activities
Purchase of property and equipment	(1,345)	(165)
Proceeds from sales of property and equipment	20	—
Purchase of investment securities available-for-sale	(47,705)	—
Proceeds from sales and maturities of investment securities available-for-sale	29,850	—
Net cash used in investing activities	(19,180)	(165)

Financing activities
Costs paid in connection with secondary public offering	(286)	—
Proceeds from exercise of stock options, net	134	1
Excess tax benefits from stock-based compensation awards	60	—
Proceeds from issuance of notes payable	—	108
Principal payments on notes payable	—	(423)
Principal payments on capital lease obligations	—	(11)
Net cash used in financing activities	(92)	(325)

Net (decrease) increase in cash and cash equivalents	(18,691)	150
Cash and cash equivalents at beginning of period	50,624	3,865
Cash and cash equivalents at end of period	$31,933	$4,015

Supplemental information:
Income taxes paid	$236	$2
Interest paid	$—	$63

See accompanying notes to the unaudited condensed consolidated financial statements.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which (except for the changes in estimates described below) include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 12, 2008.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation expense. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals, and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended March 31, 2008, the Company recorded positive changes in 2007 accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $651,000. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to the Company’s billing systems and collection processes, which resulted in favorable experience in the collection of accounts receivable for services rendered in 2007. As of March 31, 2008, the Company had uncollected accounts receivable of approximately $6.0 million from non-contracted payors.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s contracted payors. The process for estimating the collection of receivables associated with the Company’s specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and are subject to periodic adjustments that may be significant. The provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. During the three months ended March 31, 2008, the Company reduced the allowance for doubtful accounts by $85,000 for net write-offs and recoveries.

The Company’s allowance for doubtful accounts has been provided for at a rate of approximately 2.8% of revenues for the three months ended March 31, 2008.

Reverse Stock Split

On October 15, 2007, the Company effected a 1-for-4.75 reverse stock split of the Company’s common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option for certain financial instruments on the adoption date.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.     Investment Securities Available-for-Sale

The following is a summary of investment securities available-for-sale:

	March 31, 2008	December 31, 2007
	(in thousands)
Government agency securities	$29,021	$11,006
Corporate debt securities	11,258	6,430
Auction rate securities	12,450	17,400
	$52,729	$34,836

Investment securities are classified as available-for-sale and consist of high-grade auction rate securities, or ARS, corporate debt securities and government agency securities. As of March 31, 2008, all of the corporate debt securities and government agency securities have contractual maturities of less than 25 months and 37 months, respectively. The ARS have a long-term contractual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. The Company can sell or continue to hold securities at par at each auction assuming there are buyers for the ARS at such auction. In order to sell ARS, the auction needs to be successful whereby demand in the marketplace meets or exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. Typically, ARS holding periods range from 7 to 63 days, but occasionally the Company has invested in ARS with longer holding periods.

As of March 31, 2008, the Company held $12.5 million of ARS with stated maturity dates ranging from 2021 to 2047 and holding periods of less than 7 months, down from $17.4 million held at December 31, 2007.  As of March 31, 2008, these investments are rated A- or higher and are current on all obligations. However, the liquidity of these investments has been impacted by the inability to match buyers with sellers. We have evaluated each ARS based on the credit quality, subsequent redemption, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term.  As of March 31, 2008, the Company has not recorded any impairment charges.

Fair Value Measurements

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which may be used to measure fair value, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2

Inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table represents the financial instruments on the financial statements of the Company subject to SFAS No.157 and the valuation approach applied to each class:

		Fair Value Measurements at Reporting Date
	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Government agency securities	$29,021	$—	$29,021	$—
Corporate debt securities	11,258	—	11,258	—
Auction rate securities	12,450	—	—	12,450
	$52,729	$—	$40,279	$12,450

The Company’s government agency and corporate debt securities are valued using market prices on less active markets (level 2). In contrast from level 1 valuations that are obtained from real-time quotes for transactions in active exchange markets involving identical assets, level 2 valuations are obtained from readily-available pricing sources for comparable instruments.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets:

Level 3 Auction Rate Securities
(in thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	17,400
Earned income	13
Total realized/unrealized losses:
Included in earnings	—
Included in comprehensive income	(13)
Purchases, issuances and settlements	(4,950)
Balance at March 31, 2008	$12,450

These level 3 ARS consist of high quality debt instruments whose underlying assets are the revenue streams of municipalities and universities, which are also underwritten by insurance agencies.  In February 2008, auctions began to fail for certain securities in the Company’s portfolio. As quoted market prices were unavailable, the Company internally developed valuation techniques that employ, as appropriate, independently sourced market parameters.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of March 31, 2008, gross unrealized gains and losses of $96,000 and $25,000, respectively, were recorded in accumulated other comprehensive income, net of deferred taxes, compared to $61,000 and $8,000 at December 31, 2007.

3.     Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

Below is a reconciliation of net income to comprehensive income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$5,007	$1,325
Accumulated other comprehensive income:
Unrealized gains on investment securities available-for-sale	71	—
Deferred tax on unrealized gains	(29)	—
	$5,049	$1,325

4.     Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense related to share-based transactions, including stock options, shares issued under an employee stock purchase plan, or ESPP, and restricted stock units, or RSU, to be measured and recognized in the Company’s condensed consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, as amended, and supersedes APB No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method and classifies these amounts in the condensed consolidated statements of operations based on the department to which the recipient reports.

In connection with the Company’s initial public offering, the Company implemented its ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase Company common stock at a discount.  Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price.  The terms of the initial purchase period vary slightly, as the period extends from October 29, 2007 to June 30, 2008 and allows for cash payments in addition to employee payroll deductions. The Company values and accounts for its ESPP in accordance with Financial Accounting Standard Board Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. Based on FTB No. 97-1 and grant date accounting, recognition of stock-based compensation expense cannot occur until all variables, including the total employee elected contributions, are known.  As such, minimal expense was recognized in the three months ended March 31, 2008 for this initial purchase period.  The Company recorded total stock-based compensation expense for the ESPP of $529,000, primarily related to the subsequent three purchase periods in this first offering.

The fair value of employee and consultant RSUs are expensed over the life of the award. During the three months ended March 31, 2008, the Company recognized $101,000 of RSU stock-based compensation expense. No RSU stock-based compensation expense was recognized during the three months ended March 31, 2007 since no RSU had been granted.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of the employee stock option grants and ESPP shares in the three months ended March 31, 2008 and 2007 was estimated as of the date of grant using a Black-Scholes valuation model with the following assumptions:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008
Risk-free interest rate	2.789%	4.75%	3.05 - 3.49%
Dividend yield	—	—	—
Expected life of awards (years)	6.08	6.08	0.5 - 2.0
Volatility	54.00%	65.00%	54.00%

The decline in volatility from the three months ended March 31, 2008 and the comparable period in 2007 is the result of declines in the actual volatility of the Company’s peer group over the estimated life of the options of 6.08 years. These volatility trends are consistent with expectations the Company has regarding volatility trends the Company will experience as it matures and accumulates history as a public company.

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2008 and 2007 was $13.95 and $10.32, respectively.

The Company derived the risk-free interest rate assumption from the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment . This decision was based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies with publicly available share prices. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company utilized its historical forfeitures to estimate its future forfeiture rate at 7% for the three months ended March 31, 2008 and 2007.

The Company records equity instruments issued to non-employee consultants as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalues the equity instruments as they vest. During the three months ended March 31, 2008 and 2007, the Company recognized $10,000 and $7,000, respectively, of non-employee stock-based compensation expense.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations, as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Options & Other Awards	ESPP	Total	Options & Other Awards	ESPP	Total
	(in thousands, except per share data)
Cost of revenues	$189	$110	$299	$21	$—	$21
Sales and marketing expenses	48	304	352	16	—	16
General and administrative expenses	110	115	225	47	—	47
Research and development expenses	5	—	5	22	—	22
	$352	$529	$881	$106	$—	$106

Impact on net income per share:
Basic	$(0.02)	$(0.03)	$(0.05)	$—	$—	$—
Diluted	$(0.02)	$(0.03)	$(0.05)	$—	$—	$—

5.              Net Income Per Share

Prior to the Company’s initial public offering, net income per share was computed in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculated diluted net income per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income per share. To the extent preferred stock was anti-dilutive, the Company calculated diluted net income per share under the two-class method.

Subsequent to the Company’s initial public offering, EPS has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS has been calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS has been computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, stock options, RSUs, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$5,007	$1,325
Income allocable to preferred stockholders	—	(1,325)
Net income allocable to common stockholders	$5,007	$—

Denominator:
Weighted average shares of common stock outstanding	16,185	197
Weighted average unvested shares of common stock subject to repurchase	(29)	(43)
Weighted average shares of common stock outstanding - basic	16,156	154
Dilutive effect of common equivalent shares	1,337	—
Weighted average shares of common stock outstanding - diluted	17,493	154

Net income per share:
Basic	$0.31	$—
Diluted	$0.29	$—

The following amounts were not included in the calculation of net income per share because their affects were anti-dilutive:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Preferred stock	—	11,032
Preferred stock warrants	—	86
Common stock options	107	1,641
Common stock subject to repurchase	—	42
	107	12,801

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Pro Forma Net Income Per Share

Pro forma basic and diluted net income per share have been computed to give effect to the conversion of convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis at the later of the beginning of the period or the issuance date, as follows:

	Three Months Ended
	March 31,
	2008	Pro forma 2007
	(in thousands, except per share data)
Numerator:
Pro forma net income allocable to common stockholders	$5,007	$1,325

Denominator:
Weighted average shares of common stock outstanding	16,185	197
Weighted average unvested shares of common stock subject to repurchase	(29)	(43)
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock	—	11,032
Pro forma weighted average shares of common stock outstanding - basic	16,156	11,186
Dilutive effect of common equivalent shares	1,337	1,532
Pro forma weighted average shares of common stock outstanding - diluted	17,493	12,718

Pro forma net income per share:
Basic	$0.31	$0.12
Diluted	$0.29	$0.10

6.              Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company’s unrecognized tax benefits were unchanged during the quarter ended March 31, 2008.

The provision for income taxes for the three months ended March 31, 2008 and 2007 was $109,000 and $51,000, respectively. The income tax expense relates primarily to federal and state alternative minimum taxes and other state taxes, offset in 2008 by the effect of disqualifying dispositions of employee stock.

7.              Subsequent Events

Auction Rate Securities

On April 29, 2008, an issuer redeemed $2.0 million of ARS investment securities available-for-sale.  As of April 30, 2008, the Company had a remaining balance of $10.5 million of ARS investment securities available-for-sale.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Operating Lease

In April 2008, the Company entered into a six-year lease beginning January 1, 2009 for additional office space in Carlsbad, California to house its future administrative offices, as well as its billing and customer service departments.  The lease contains one five-year extension option and is subject to annual rent increases. The Company’s existing headquarters will be fully dedicated to clinical laboratory applications when the administration functions are moved in January 2009. The noncancelable future minimum annual payments under the new lease total approximately $1.3 million, $1.4 million, $1.4 million, $1.5 million and $3.1 million in 2009, 2010, 2011, 2012 and thereafter, respectively.  No base operating lease payments are due in 2008 related to this new lease.  In connection with this new lease, the Company’s February 2008 two-year lease for additional administrative space will be terminated effective January 1, 2009 and the functions performed there will be moved to the Company’s new building.  Termination of the Company’s February 2008 lease will cancel future minimum payments of $361,000 and $30,000 in 2009 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors”in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2007, and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 12, 2008.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three months ended March 31, 2008 included our COMPASS or CHART service offerings.

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

As a specialized diagnostic service provider, we rely extensively on our high quality of service to promote and maintain our relationships with our community-based hem/onc customers. We compete primarily based on the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

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

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month and revenues and cost of revenues per case) and is focused on adding additional sales resources in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring and retaining hempaths to provide the professional services component to support continued growth. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with United States of America generally accepted accounting principals. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

The Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in the current period without material impact to the financial statements. For additional information on the recent accounting pronouncements affecting our business, see Note 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three months ended March 31, 2008 and 2007.

For the three months ended March 31, 2008, we derived approximately 59% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 40% from Medicare and Medicaid and 1% from other sources. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are typically updated annually.

	Three Months Ended March 31,		%
	2008	2007	Change
Revenues (1) (in thousands)	$22,298	$10,651	109%
Number of cases	7,828	4,402	78%
Revenues per case	$2,848	$2,420	18%

(1)

During the three months ended March 31, 2008, we recorded positive changes in 2007 accounting estimates to reduce contractual allowances, which increased our revenues by $651,000. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, which resulted in favorable experience in the collection of accounts receivable for services rendered in 2007.

Revenues increased to $22.3 million, or 109%, for the three months ended March 31, 2008 (inclusive of the changes in 2007 accounting estimates noted above and recorded in the three months ended March 31, 2008) from $10.7 million for the comparable period in 2007.  The increase of $11.6 million is primarily due to case volume increases of 3,426, or 78%; revenues per case increases of $428, or 18%, as a result of a net increase in Medicare reimbursement rates for our key service offerings; and better than expected collections on our non-contracted business as reflected by the $651,000 of positive change in accounting estimates to reduce contractual allowances. Case volumes, and therefore revenues, have increased during the three months ended March 31, 2008, primarily as a result of the 62% increase in our sales force from March 31, 2007 to March 31, 2008. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further concentrate our sales representatives on in-person customer visits. Sales force productivity during the three months ended March 31, 2008 also increased primarily as a result of more efficient selling efforts, enhanced recognition in the market, smaller geographies per sales representative and expanded service offerings.

Cost of Revenues

Cost of revenues consists of the compensation and fringe benefits of hempaths, licensed technicians, clinical service coordinators, or CSCs, and other support personnel, outside laboratory costs, laboratory supplies, shipping and distribution costs and depreciation and facility-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volume and revenues increase. We expect that our cost of revenues will continue to increase as our case volume and revenues increase and we hire additional hempaths, technicians and support personnel, incur increased outside laboratory, shipping, distribution and facility costs and spend more on supplies to support these anticipated increases in case volume and related revenues.

	Three Months Ended March 31,		%
	2008	2007	Change

Cost of revenues (in thousands)	$9,175	$4,637	98%
Cost of revenues as a % of revenues	41%	44%
Number of cases	7,828	4,402	78%
Cost of revenues per case	$1,172	$1,053	11%

Cost of revenues increased to $9.2 million for the three months ended March 31, 2008 from $4.6 million for the comparable period in 2007. As a percentage of revenue, cost of revenues for the three months ended March 31, 2008 decreased to 41% from 44% for the comparable period in 2007. This is primarily due to higher revenues, offset by increased logistic costs, stock-based compensation expense and payroll related expenses associated with the hiring of laboratory personnel and Cartesian physicians. This has resulted in gross margins of 59% and 56% for the three months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31,		%
	2008	2007	Change

Sales and marketing expenses (in thousands)	$4,261	$2,321	84%
Sales and marketing expenses as a % of revenues	19%	22%

Sales and marketing expenses increased to $4.3 million for the three months ended March 31, 2008 from $2.3 million for the comparable period in 2007. The increase of $2.0 million, or 84%, was primarily due to increases of $1.7 million for employee related costs (including salaries, sales commissions and stock-based compensation expense) and other cost increases due to increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. The number of sales representatives (including three regional managers) increased from 26 to 42 from March 31, 2007 to March 31, 2008. As a percentage of revenues, sales and marketing expenses have declined as we have gained productivity from a more experienced sales force and leveraged fixed costs associated with corporate sales activities.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions and primarily consist of compensation and fringe benefits, professional services and depreciation and facility-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel, comply with the reporting obligations applicable to publicly held companies, incur additional expenses associated with the expansion of our facilities and backup systems and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended March 31,		%
	2008	2007	Change
General and administrative expenses (in thousands)	$4,388	$2,134	106%
General and administrative expenses as a % of revenues	20%	20%

General and administrative expenses increased to $4.4 million for the three months ended March 31, 2008 from $2.1 million for the comparable period in 2007. The increase of $2.3 million, or 106%, was primarily due to increases of $1.1 million for employee related costs (including salaries, bonuses and stock-based compensation expense), $592,000 for legal, insurance and consulting costs, and $315,000 for facility and equipment-related costs. Employee related costs increased as a result of the total general and administrative headcount increasing 95% from 22 to 43 from March 31, 2007 to March 31, 2008, respectively, in support of our revenue growth and operating as a public company. In addition, we have expanded our corporate infrastructure to make our operations more efficient and scalable by enhancing our information systems and implementing finance initiatives to improve billing and support our finance team in complying with added public company reporting obligations. Legal and consulting expenses increased as a result of regulatory initiatives, additional public company obligations and the ongoing development and maintenance of our compliance programs. Facility allocations increased due to additional corporate lease expansions in support of revenue and headcount growth. As a percentage of revenues, general and administrative expenses have remained consistent due to leveraging our existing personnel to offset increased public company costs.

Research and Development Expenses

Research and development expenses primarily consist of compensation and fringe benefits and depreciation and facility-related costs allocated to research and development expenses. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized diagnostic services.

	Three Months Ended March 31,		%
	2008	2007	Change
Research and development expenses (in thousands)	$317	$178	78%
Research and development expenses as a % of revenues	1%	2%

For the three months ended March 31, 2008, research and development expenses increased to $317,000 from $178,000 for the comparable period in 2007.  The increase of $139,000, or 78%, was primarily due to costs associated with in-house validation of diagnostic tests.  As a percentage of revenues, research and development has decreased due to increased revenues.

Interest Income, Interest Expense and Other Income

	Three Months Ended March 31,		%
	2008	2007	Change
	(in thousands)
Interest income	$931	$48	1840%
Interest expense	$—	$(82)	—
Other income	$28	$29	-3%

Interest income for the three months ended March 31, 2008 increased primarily due to increased cash and investment balances from our initial public offering proceeds and cash provided from operations.

Interest expense for the three months ended March 31, 2008 was $0 as a result of our repayment of borrowings in the fourth quarter 2007 in connection with our initial public offering.

Provision for Income Taxes

	Three Months Ended March 31,		%
	2008	2007	Change
	(in thousands)
Provision for income taxes	$109	$51	114%

The provision for income taxes increased to $109,000 for the three months ended March 31, 2008 from $51,000 for the comparable period in 2007, equivalent to effective tax rates of 2.1% and 3.7%, respectively.  The increase of $58,000, or 114%, was primarily due to an increase in our state tax expense.  Additionally, due to limitations on our ability to fully utilize net operating loss carryforwards for alternative minimum tax purposes, we are unable to fully offset our alternative minimum taxable income.  These resulted in a provision for income taxes for the three months ended March 31, 2008 and 2007.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $28.5 million. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2008, respectively. As of December 31, 2007, we had federal research credit carryforwards of $372,000, which will begin expiring in 2021 and state research credit carryforwards of $427,000, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. We have had two “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000 and December 2001 and result in annual net operating loss limitations of $59,000 and $165,000, respectively. Additionally, we believe our recent secondary offering, which was completed in March 2008, may have caused a “change of ownership” event.  This additional “change of ownership” event may limit the future utilization of federal and state net operating loss carryforwards, credit carryforwards and other deferred tax assets.  Until we have determined the amount subject to limitation, the deferred tax assets will not be reduced.  Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.  Currently, we are not under examination by any taxing authorities.  Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2008, we had $84.7 million in cash, cash equivalents and investment securities available-for-sale, primarily consisting of money market funds, auction rate securities, or ARS, government agency securities and commercial paper. We have established guidelines relating to diversification and maturities of our investment securities to preserve principal and maintain liquidity.

At March 31, 2008, the Company held $12.5 million of high-grade ARS valued using level 3 criteria under SFAS No. 157. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. If any auctions fail, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The valuation of the level 3 securities is based on unobservable inputs, which consist of recommended fair values provided by our broker, combined with internal analysis of interest rate spreads, subsequent redemption, and credit quality.  Because we were required to value these securities using only level 3 inputs, our valuation determinations are somewhat subjective and the actual fair values, as determined at a later date or by a third party, may be different than the fair values we have determined.  On April 29, 2008, an issuer redeemed $2.0 million of ARS investment securities available-for-sale.  This issuance was classified as investment securities available-for-sale as of March 31, 2008.  As of April 30, 2008, we had a remaining balance of $10.5 million of ARS investment securities available-for-sale.

Our primary ongoing source of cash is cash receipts on accounts receivable from our revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO, which can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO averaged 64 days in the three months ended March 31, 2008 down from 72 days in the three months ended March 31, 2007. As of March 31, 2008, our DSO was 71 days due to the timing of specific payments received in early April 2008 rather than March 2008, as well as, increasing revenues.  Based on these additional cash collections, our DSO has been reduced to below 55 days in April 2008, a level consistent with our previous operating trend.

Our primary uses of cash are to fund operating expenses and for the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as the provision for doubtful accounts, depreciation and stock-based compensation expense and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment primarily consist of purchases of laboratory equipment, computer hardware and software and facility improvements.

Below is a summary of our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$581	$640
Net cash used in investing activities	(19,180)	(165)
Net cash used in financing activities	(92)	(325)
Net (decrease) increase in cash and cash equivalents	$(18,691)	$150

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2008 and 2007 was $581,000 and $640,000, respectively.  The net decrease of $59,000, or 9%, was primarily due to $4.7 million of incremental increases to accounts receivable as a result of the timing of specific payments received in early April 2008 rather than March 2008, offset by an increase in net income of $3.7 million, as well as an additional $784,000 of non-cash expenses primarily consisting of stock-based compensation expense.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2008 and 2007 was $19.2 million and $165,000, respectively.  The net increase of $19.0 million in cash used in investing activities primarily pertains to $17.9 million of net purchases of investment securities.  This increased activity pertains to investment securities available-for-sale purchased with proceeds from our initial public offering.  Additionally, we had increased capital expenditures of $1.2 million pertaining to increased purchases of laboratory equipment, computers and software, furniture and tenant improvements in support of our headcount growth across all functional areas and facility expansion.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2008 of $92,000 pertains to payments of $286,000 associated with our secondary public offering, which is offset by the proceeds from the exercise of stock options for the same period and excess tax benefits related to disqualifying dispositions on stock-based compensation awards.  Net cash used in financing activities during the three months ended March 31, 2007 of $325,000 pertains to the principal payments on long-term financing of $434,000 and is offset by note payable issuances of $108,000.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•                  changes in regulations or payor policies, including reimbursement levels from governmental payors and private insurers, or contracting arrangements with payors or changes in other laws, regulations or policies; and

•                  the extent to which we expand our operations and increase our market share.

We expect to continue to spend substantial amounts of capital to grow our business. We estimate the costs associated with increasing our personnel in the near-term to be approximately $8.0 million to $12.0 million, the costs associated with establishing a second laboratory facility to be approximately $15.0 million to $25.0 million and the costs associated with expansion of our backup systems to be up to approximately $5.0 million. We believe our current cash, cash equivalents and investment securities available-for-sale will be adequate to fund our planned growth and operating activities through at least the next 24 months. While we anticipate that cash from our operations in addition to our current cash, cash equivalents and investment securities available-for-sale will be sufficient to fund our growth as well as our operating activities in the future, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

As of March 31, 2008, we had $1.0 million available for future draws under an accounts receivable revolving line of credit, which expires on June 30, 2008. We currently have no plans to utilize or extend this available financing. As of March 31, 2008, we are in full compliance with all covenants.

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 12, 2008, except as noted below.

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and client services departments. The noncancelable future minimum payments under the lease total $293,000, $361,000 and $30,000 for the years ending December 31, 2008, 2009 and 2010, respectively.

In April 2008, we entered into a six-year lease beginning January 1, 2009 for additional office space in Carlsbad, California to house our future administration offices, as well as our billing and customer services departments.  The lease contains one five-year extension option and is subject to annual rent increases. Our existing headquarters building will be fully dedicated to clinical laboratory applications when the administration functions are moved in January 2009. The noncancelable future minimum payments under the lease total approximately $1.3 million, $1.4 million, $1.4 million, $1.5 million, and $3.1 million in 2009, 2010, 2011, 2012, and thereafter, respectively.  No base operating lease payments are due in 2008 related to this new lease.  In connection with this lease, our February 2008 lease will be terminated effective January 1, 2009, which will cancel future minimum payments of $361,000 and $30,000 in 2009 and 2010, respectively.

From time to time, we may enter into contracts with suppliers, manufacturers and other third parties under which we may be required to make payments. Our disclosures do not reflect any future obligations that may arise due to the establishment of our second laboratory facility, including facility leasing costs, tenant improvements and other facility startup, expansion and infrastructure costs.

Off-Balance Sheet Arrangements

We have not engaged and do not expect to engage in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade ARS, corporate debt securities and government agency securities. As of March 31, 2008, our investment securities available-for-sale consisted of $12.5 million of high-grade ARS issued primarily by municipalities and universities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through Dutch auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. We have been informed of auction failures where there has been insufficient demand at auctions for securities that we hold. To date, we have not recorded any realized gains or losses or recognized any significant unrealized gains or losses on our investment portfolio. On April 29, 2008, an issuer redeemed $2.0 million of ARS investment securities we held as available-for-sale. Therefore, as of April 30, 2008, we had a remaining balance of $10.5 million of ARS investment securities available-for-sale.

When auctions for these securities fail, the investments may not be readily convertible to cash. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful, they are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not currently need to access these funds for operational purposes for the foreseeable future. Currently, we have not recorded any impairment charges we will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other investment securities, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

Item 4T. Controls and Procedures

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K  filed by the Company with the Securities and Exchange Commission on February 12, 2008. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Business Operations

*                 Reimbursement levels for our specialized diagnostic services are subject to continuing change and any reductions in reimbursement levels would decrease our revenues and adversely affect our results of operations and financial condition.

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

The Medicare Modernization Act of 2003 mandated creation of Medicare Administrative Contractors, or MACs, replacing the current system of fiscal intermediaries who oversee fee-for-service claims for the Medicare Part A and Part B programs. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA.  The full transition to Palmetto GBA is expected to occur in September 2008.  Although the MAC stated methodology for consolidation of Local Coverage Determinations, or LCD, is based on the least restrictive LCD principal, should the MAC select to alter existing LCDs providing coverage related to our specialized diagnostic services, this policy change may result in reductions to, delays in or denials for reimbursement for the services offered. Moreover, the transition from a fiscal intermediary to a MAC may result in delays in reimbursement that could have an impact on us and our results of operations.

Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program, which is currently the subject of a CMS demonstration project in Carlsbad, California, pursuant to the requirements of the MMA. Currently, the implementation of the demonstration project is being delayed due to a federal preliminary injunction issued on April 8, 2008 against the implementation of the project.  Pending CMS’s completion of a formal administrative rulemaking process regarding the demonstration project, it is unclear whether, and in what form, the competitive bidding demonstration project will be implemented.  If implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three months ended March 31, 2008 and 2007. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

Governmental payors, as well as private insurers, and other private payors have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for clinical laboratory and pathology services, including the specialized diagnostic services we provide. In addition, as a result of the focus on healthcare reform in connection with the 2008 Presidential election, there is risk that Congress may implement changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including hem/oncs, will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition. For example, prior to February 19, 2007, we were reimbursed for all the flow cytometry studies we performed. On February 19, 2007, the California contractor for Medicare that we bill for flow cytometry studies issued a local coverage determination for those studies, limiting reimbursement to only 20 flow cytometry studies for services performed on or after that date. Since our diagnostic tests use approximately 24 flow cytometry studies, we submit an appeal with Medicare to receive reimbursement beyond the 20 studies allowed by the LCD.

For approximately half of our revenues for the three months ended March 31, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider, and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. For the three months ended March 31, 2008, we recorded positive changes in 2007 accounting estimates to reduce contractual allowances, which increased our revenues by $651,000 based on favorable experience in the collection of accounts receivable. Because a substantial portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters), which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price. Although, during the past several quarters we have experienced favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

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

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. For example, we provide treating hem/oncs with telephonic access on an almost real-time basis to the specific hempath that generates a report and analysis on the specific patient. Our failure to provide services superior to the laboratories with which we compete could adversely affect our revenues and profitability.

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

If a sales representative ceases employment, we risk the loss of customer goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our customers may choose to use a competitor’s services based on their relationship with the departed sales representative.

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

Our revenues have grown to $22.3 million for the three months ended March 31, 2008 from $10.7 million for the three months ended March 31, 2007. This growth has put significant pressure on our systems and operations. As of March 31, 2008, we employed 186 employees, including three part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

•                  scale our internal infrastructure, including establishing a new administrative facility and a second laboratory facility, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

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

*                 We are currently expanding our infrastructure, including through the acquisition and development of additional office space and the expansion of our current laboratory capacity at our existing facility, and we intend to further expand our infrastructure by establishing a new laboratory facility and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and client services departments. Within the first half of 2008, we will initiate construction to expand our current laboratory capacity by building out unimproved areas within our existing facility.

In April 2008, we entered into a six-year lease beginning January 1, 2009 for additional office space in Carlsbad, California to house our future administration offices, as well as our billing and customer services departments.  In connection with this lease, the February 2008 lease, where we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and client services departments, will be terminated effective January 1, 2009.  Our existing headquarters building will be fully dedicated to clinical laboratory applications when the administration functions are moved in January of 2009.

Although all our facilities are in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of March 31, 2008, we had an allowance for doubtful accounts of $2.1 million, which includes $85,000 of net write-offs and recoveries in the three months ended March 31, 2008.

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

We and the suppliers and manufacturers of the diagnostic tests we perform, which are critical to the performance of our specialized diagnostic services, may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that their diagnostic tests infringe the intellectual property rights of these third parties. In such event, we could no longer have access to, we may be prohibited from marketing or performing, or we may be subject to liabilities or litigations relating to such diagnostic tests unless we obtained a license from such third party. A license may not be available to us on acceptable terms, if at all. If we are unable to license diagnostic tests that are important to our specialized diagnostic services, our business, financial condition and results of operations may be adversely affected.

We rely on a limited number of third parties for manufacture and supply of all of our laboratory instruments, tests and materials, including consumables, and we may not be able to find replacement suppliers or manufacturers in a timely manner in the event of any disruption, which could adversely affect our business.

We rely on third parties for the manufacture and supply of all of our laboratory instruments, equipment and materials, including consumables such as reagents and disposable test kits, that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Certain of our suppliers provide us with analyte specific regents, or ASRs, which serve as building blocks in the diagnostic tests we conduct in our laboratory. These suppliers are subject to regulation by the U.S. Food and Drug Administration, or FDA, and must comply with federal regulations related to the manufacture and distribution of ASR products. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

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

*                 We have a limited operating history, have had net operating losses for several years, had an accumulated deficit of $37.0 million as of March 31, 2008, and only recently became profitable, and we are unable to predict with certainty whether we will remain profitable.

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

We have incurred losses in each full fiscal year since our inception prior to 2007. As of March 31, 2008, we had an accumulated deficit of $37.0 million. For the years ended December 31, 2005 and 2006, we had net losses of $9.2 million and $3.8 million, respectively. For the three months ended March 31, 2008, we had net income of $5.0 million, which includes a $651,000 increase to our net income as a result of positive changes in 2007 accounting estimates. We may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will remain profitable or predict the extent of our profitability or future losses.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three months ended March 31, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

*                 Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 40% of our revenues for the three months ended March 31, 2008. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

*                 Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Amendments of 1988, or those of other state or local agencies.

We are subject to CLIA, which is administered by CMS and extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as “high complexity” under CLIA, the laboratory may obtain ASRs, which are used to develop in-house diagnostic tests known as “home brews.” We received our CLIA accreditation certificate as a “high complexity” laboratory in mid-2004. To renew this certificate, we are subject to survey and inspection every two years as well as the possibility of unannounced surveys at any time. Our CLIA accreditation was last renewed in March 2008.

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

Certain of our specialized diagnostic tests take advantage of the “home brew” exception from the FDA review, and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, or FDCA, but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. A substantial portion of our specialized diagnostic tests are “home brew” tests for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our “home brews,” are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation, or QSR, and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours. We cannot predict the extent of the FDA’s future regulation and policies with respect to “home brew” tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain of the diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

Failure to comply with the HIPAA security and privacy regulations may increase our operational costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of personal health information, or PHI, by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

Risks Relating to Our Finances and Capital Requirements

*                 Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade ARS, corporate debt securities and government agency securities classified as available-for-sale. As of March 31, 2008, our portfolio included $12.5 million of ARS issued by municipalities and universities. The recent negative conditions in the global credit markets have prevented some investors from obtaining liquidity in these types of investments. As of March 31, 2008, we held four issues of ARS.  In April 2008, we were able to liquidate our position in one without suffering any loss.  Of the remaining three, one has not failed any auctions and the next auction is scheduled for second quarter of 2008.  The remaining two securities have suffered multiple failed auctions to date.  As a result, these securities are currently not liquid, and we could be required to hold them until redemption by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

 We may need to raise additional capital in the future, which may not be available on favorable terms or at all, which may cause dilution to our existing stockholders or require us to be subject to certain restrictions.

We may need to raise additional capital in the future. Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our initial public offering, private placements of preferred stock and debt, and more recently cash flow from operations. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to continue to generate cash flow from operations or if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership in our company will be diluted.

We expect to continue to incur significant increased costs as a result of operating as a public company, and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we currently expect to be at least $2.2 million per year. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. As a public company, it is more difficult and more expensive for us to renew director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, commencing this year, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control over financial reporting. We are incurring significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

•                  impairment of any of our assets, including our investment securities; and

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, both of which became effective upon the completion of our initial public offering, may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

*                 If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their interests and not necessarily those of other stockholders.

As of March 31, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 46% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*                 Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 8,476,869 shares of our common stock outstanding as of March 31, 2008, are currently restricted as a result of securities laws or lock-up agreements, but will be available for resale in the public market as described below. As a result of the 180-day lock-up agreements between the underwriters for our initial public offering and our security holders, the 90-day lock-up agreements between the underwriters for our secondary offering and our officers, directors and the selling stockholders in that transaction, and the provisions of Rule 144 under the Securities Act, or Rule 144, and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, or Rule 701, the shares of our common stock that will be available for sale in the public market are as follows:

•                  1,123,335 shares will be eligible for sale under Rule 144 or Rule 701 upon the expiration of the various lock-up agreements without regard to volume limitations, manner of sale requirements or other restrictions, unless extended for up to a specified number of additional days as required under the lock-up agreements;

•                  7,342,990 shares will be eligible for sale under Rule 144 upon the expiration of the various lock-up agreements, subject to volume limitations, manner of sale requirements and other restrictions, unless extended for up to a specified number of additional days as required under the lock-up agreements; and

•                  1,028,127 shares will be eligible for sale, upon the exercise of vested options and warrants (based on the number of options and warrants outstanding as of March 31, 2008), upon the expiration of the various lock-up agreements, unless extended for up to a specified number of additional days as required under the lock-up agreements.

Due to the timing of our quarterly earnings release, the lock-up agreements between the underwriters and certain of our stockholders, which was entered into in conjunction with our initial public offering, will automatically be extended an additional 18 days from the date we report results of the first quarter.  As a result of this automatic extension, no shares subject to the initial public offering lock-up agreement may be sold prior to May 27, 2008, unless such lock-up restriction is waived in writing by the underwriters for our initial public offering.

Amendments to Rule 144 effective as of February 15, 2008 reduce the holding period for restricted shares of common stock to six months under specified circumstances, modify the restrictions on the sale of restricted shares of common stock held by affiliates and modify certain other restrictions on resale of the shares of common stock under Rule 144 to make it easier for stockholders under specified circumstances to sell their shares.

Moreover, the holders of up to approximately 5,785,674 shares of common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate upon the earlier of four years following the closing of our initial public offering or, as to a particular holder of registration rights, when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 within a single 90-day period. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements between the underwriters for our initial public offering and our security holders and our window period and insider trading policies, if applicable.

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur additional indebtedness, the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be our stockholders’ sole source of gain for the foreseeable future.

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

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts’ coverage, which in turn could affect the price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our stock or one of our competitors’ stocks or chooses to terminate coverage of our stock, the trading price of our common stock may also be negatively affected.

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

As of March 31, 2008, we had invested $52.7 million of net proceeds from our initial public offering in ARS, government agency and corporate debt securities with the balance of the net proceeds held in money market funds. Through March 31, 2008, we have used $15.9 million of the net proceeds to fund the incremental working capital requirements to grow our business, $1.6 million to purchase capital equipment and $1.8 million to repay our outstanding long-term debt. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except that the proceeds used for salary expense included in regular compensation expenses for officers). We intend to use the remaining proceeds to increase our personnel, expand our current laboratory capacity within our existing facility, establish additional administrative offices and a second laboratory facility, expand our backup systems, opportunistically pursue new collaborations or acquisitions and fund working capital and general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management has broad discretion in the application of the net proceeds.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(1)	Amended and Restated Bylaws of the Registrant.
4.1	(2)	Form of the Registrant’s Common Stock Certificate.
4.2	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on April 19, 2002 to General Electric Corporation.
4.3	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on July 29, 2002 to General Electric Corporation.
4.4	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on November 26, 2002 to Comerica Bank.
4.5	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on March 8, 2004 to Comerica Bank.
4.6	(2)	Warrant to Purchase Stock issued by the Registrant on May 9, 2005 to Comerica Bank.
4.7	(2)	Warrant to Purchase Stock issued by the Registrant on May 30, 2006 to Comerica Bank.
4.8	(2)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders.
4.9	(2)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders.
4.10	(3)	Form of Restricted Stock Unit Award Agreement for Executives and Form of Restricted Stock Unit Award Grant Notice for Executives.
10.1		Standard Multi-Tenant Office Lease dated April 14, 2008, by and between the Registrant and Allen Joseph Blackmore, Trustee of the Blackmore Family Trust, Restated 1995.
10.2		Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank dated March 7, 2008.
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)          Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.

(3)          Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on April 16, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: May 8, 2008	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)