Form 10-Q
period 2008-06-30
GENOPTIX INC
filed 2008-07-31
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 16, 2008, 16,531,671 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

n

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,223	$50,624
Investment securities available-for-sale	44,907	34,836
Accounts receivable, net of allowance for doubtful accounts of $2,653 and $1,594 at June 30, 2008 and December 31, 2007, respectively	13,074	9,013
Other current assets	1,782	1,409
Total current assets	110,986	95,882
Property and equipment, net	4,800	1,950
Other long-term assets	161	—
Total assets	$115,947	$97,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,522	$4,312
Accrued compensation	4,317	2,496
Deferred revenues	68	95
Total current liabilities	10,907	6,903
Deferred rent, net of current portion	313	324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 16,532 and 16,095 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	17	16
Additional paid-in capital	136,200	132,532
Accumulated other comprehensive (loss) income	(72)	53
Accumulated deficit	(31,418)	(41,996)
Total stockholders’ equity	104,727	90,605
Total liabilities and stockholders’ equity	$115,947	$97,832

See accompanying notes to the unaudited condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$27,825	$13,948	$50,123	$24,599
Cost of revenues	11,206	5,393	20,381	10,030
Gross profit	16,619	8,555	29,742	14,569
Operating expenses:
Sales and marketing	5,170	2,421	9,431	4,742
General and administrative	5,918	2,131	10,306	4,265
Research and development	354	142	671	320
Total operating expenses	11,442	4,694	20,408	9,327
Income from operations	5,177	3,861	9,334	5,242
Interest income	677	79	1,608	127
Interest expense	—	(77)	—	(159)
Other income	17	13	45	42
Income before income taxes	5,871	3,876	10,987	5,252
Provision for income taxes	300	109	409	160
Net income	$5,571	$3,767	$10,578	$5,092

Net income per share: (1)(2)
Basic	$0.34	$0.31	$0.65	$0.33
Diluted	$0.32	$0.03	$0.60	$0.03

Shares used to compute net income per share: (1)(2)
Basic	16,337	178	16,235	166
Diluted	17,512	1,663	17,507	1,652

(1)          As a result of the conversion of the Company’s preferred stock into 11,032 shares of common stock upon completion of the Company’s initial public offering in November 2007, there is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above. For calculations of the pro forma net income per share for the periods presented, see Note 7 in the Notes to Condensed Consolidated Financial Statements.

(2)          For the three and six months ended June 30, 2007, the Company had net income of $3.8 million and $5.1 million, respectively, of which $3.7 million and $5.0 million, respectively, was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $55,000 of net income allocable to common stockholders for both periods. For an explanation of the method and amounts used in the computation of the per share amounts, see Note 7 in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$10,578	$5,092
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,208	237
Provision for doubtful accounts	1,458	747
Depreciation	497	253
Excess tax benefits from stock-based compensation awards	(80)	—
Amortization of premium/discount on investments	(15)	—
Gain on sale of property and equipment	(19)	—
Non-cash interest expense	—	37
Changes in operating assets and liabilities:
Accounts receivable	(5,519)	(2,908)
Other current and long-term assets	(368)	(742)
Deferred rent	14	41
Deferred revenues	(27)	(39)
Accounts payable and accrued expenses	1,557	1,939
Accrued compensation	1,821	(22)
Income taxes	(160)	160
Net cash provided by operating activities	12,945	4,795

Investing activities
Purchase of property and equipment	(2,646)	(471)
Proceeds from sales of property and equipment	20	—
Purchase of investment securities available-for-sale	(60,781)	—
Proceeds from sales and maturities of investment securities available-for-sale	50,600	—
Net cash used in investing activities	(12,807)	(471)

Financing activities
Proceeds from issuance of common stock	1,109	42
Costs paid in connection with public offerings	(763)	(81)
Excess tax benefits from stock-based compensation awards	80	—
Proceeds from exercise of warrants	35	—
Proceeds from issuance of notes payable	—	284
Principal payments on notes payable	—	(800)
Principal payments on capital lease obligations	—	(19)
Net cash provided by (used in) financing activities	461	(574)
Net increase in cash and cash equivalents	599	3,750
Cash and cash equivalents at beginning of period	50,624	3,865
Cash and cash equivalents at end of period	$51,223	$7,615

Supplemental information:
Income taxes paid	$569	$—
Interest paid	$—	$122
Unrealized loss on investment securities available-for-sale	$125	$—

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

The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages, and it is this entity that employs the physicians who provide medical services on behalf of the Company. The Company has a controlling financial interest in Cartesian and consolidates the results of Cartesian based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts have been eliminated in consolidation.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States of America generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 12, 2008.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation expense. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals, and individuals. The

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended June 30, 2008, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $864,000, of which $228,000 pertains to the three months ended March 31, 2008. During the six months ended June 30, 2008, the Company recorded positive changes impacting revenue by $1.3 million. In comparison, the Company increased revenue by $938,000 for both the three and six months ended June 30, 2007. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to the Company’s billing systems and collection processes, which resulted in favorable experience in the collection of accounts receivable for services rendered in prior periods. As of June 30, 2008 and December 31, 2007, the Company had uncollected accounts receivable of approximately $7.5 million and $5.3 million, respectively, from non-contracted payors.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s contracted payors. The process for estimating the collection of receivables associated with the Company’s specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy; involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. The provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

The Company recorded a provision for doubtful accounts at a rate of approximately 3% of revenues for both the three and six months ended June 30, 2008, as compared to 1% and 3% for the comparable periods in 2007. During the three and six months ended June 30, 2008, the Company recorded $834,000 and $1.5 million, respectively, of provision for doubtful accounts, as compared to $171,000 and $747,000 for the comparable periods in 2007. During the three and six months ended June 30, 2007, the Company recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts by $327,000. No similar change in estimates was recorded in the three and six months ended June 30, 2008. During the six months ended June 30, 2008, the Company reduced the allowance for doubtful accounts by $399,000 for net write-offs and recoveries.

Reverse Stock Split

On October 15, 2007, the Company effected a 1-for-4.75 reverse stock split of the Company’s common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for prior periods presented.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

2.              Investment Securities Available-for-Sale

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, investment securities are classified as available-for-sale. Investment securities available-for-sale consists of corporate debt securities, government-sponsored enterprise securities, and high-grade auction rate securities, or ARS. The Company defines short-term investment securities as income-yielding securities that can be readily converted to cash within 12-months. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Interest on available-for-sale securities is included in interest income.

The following is a summary of investment securities available-for-sale:

	June 30, 2008	December 31, 2007
	(in thousands)
Corporate debt securities	$19,233	$6,430
Government-sponsored enterprise securities	18,174	11,006
Auction rate securities	7,500	17,400
Investment securities available-for-sale	$44,907	$34,836

As of June 30, 2008, all of the corporate debt and government-sponsored enterprise securities have contractual maturities of less than 23 months and 33 months, respectively. Additionally, gross unrealized gains of $40,000 and gross unrealized losses of $112,000 were recorded in accumulated other comprehensive income, as compared to $61,000 and $8,000, respectively, at December 31, 2007.

ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction, sell at a discount in a secondary market or continue to hold the securities. In order to sell ARS at par, the auction needs to be successful whereby demand in the marketplace meets or exceeds the supply at scheduled auctions. The length of each holding period is determined at the original issuance of the ARS. As of June 30, 2008, the Company held $7.5 million of ARS with stated maturity dates ranging from 2021 to 2038 and holding periods of less than 7 months. As of June 30, 2008, these investments were rated AAA or higher and were current on all obligations. The Company has evaluated each ARS based on the credit quality, subsequent redemption, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term. As of June 30, 2008, the Company has not recorded any impairment charges.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

The following table represents the financial instruments on the financial statements of the Company subject to SFAS No.157 and the valuation approach applied to each class:

		Fair Value Measurements at Reporting Date
	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Corporate debt securities	$19,233	$—	$19,233	$—
Government-sponsored enterprise securities	18,174	—	18,174	—
Auction rate securities	7,500	—	—	7,500
	$44,907	$—	$37,407	$7,500

The Company’s corporate debt and government-sponsored enterprise securities are valued using market prices on less active markets (level 2). Level 2 valuations are obtained from readily available pricing sources for comparable instruments or other significant and available observable inputs. In contrast, level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and level 3 valuations are required where no quoted market prices or observable inputs are available. Level 3 valuations were determined using internally developed valuation techniques that employ, as appropriate, independently sourced market parameters.

At June 30, 2008, the Company holds $7.5 million in auction rate securities. Beginning in February 2008, auctions failed for the Company’s holdings when sell orders exceeded buy orders in the ARS market. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The Company’s level 3 ARS consist of high-quality debt instruments whose underlying assets are revenue streams of municipalities, which are also underwritten by insurance agencies. The Company does not believe that the carrying values of these municipal auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss in the short-term.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets:

Level 3 Auction Rate Securities
(in thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	17,400
Earned income	26
Total realized/unrealized losses:
Included in earnings	—
Included in comprehensive income	(26)
Net purchases and (redemptions)	(9,900)
Balance at June 30, 2008	$7,500

3.     Property and Equipment, Net

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2008	December 31, 2007
	(in thousands)
Machinery and equipment	5	$2,780	$1,742
Computers	3	2,658	2,021
Furniture and fixtures	5	754	519
Leasehold improvements	Lesser of remaining lease term or 5	193	52
Construction in process	—	1,211	59
Total property and equipment		7,596	4,393
Accumulated depreciation		(2,796)	(2,443)
Total property and equipment, net		$4,800	$1,950

4.              Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Below is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$5,571	$3,767	$10,578	$5,092
Accumulated other comprehensive loss:
Unrealized loss on investment securities available-for-sale	(114)	—	(125)	—
	$5,457	$3,767	$10,453	$5,092

5.                                      Stock-Based Compensation

In accordance with SFAS No. 123R, Share-Based Payment, the Company records compensation expense related to share-based transactions, including stock options, shares issued under an employee stock purchase plan, or ESPP, and restricted stock units, or RSUs, which is measured and recognized in the Company’s condensed consolidated financial statements based on fair value. Effective January 1, 2006, the Company adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method and classifies these amounts in the condensed consolidated statements of operations based on the department to which the recipient reports.

During the three and six months ended June 30, 2008, there were 72,000 and 306,000, respectively, of outstanding stock options exercised as compared to 105,000 for both the comparable periods in 2007.

In connection with the Company’s initial public offering, the Company implemented an ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase Company common stock at a discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. The Company values and accounts for its ESPP in accordance with FASB Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The objective of the measurement process for ESPPs with a look-back option is to reasonably measure the fair value of the award at the grant date. The date at which both the Company and employee have a mutual understanding of the terms of the award in exchange for the services already rendered and the employee’s final contributions are known becomes the grant date. At this time, the Company becomes contingently obligated to issue equity instruments to the employee. Typically, the grant date is the first day of each six-month purchase period. The terms of the Company’s initial purchase period vary slightly, as the period extends from October 29, 2007 to June 30, 2008 and allows for cash payments in addition to employee payroll deductions. In June 2008, the employee cash payments were received for this first purchase, thereby establishing the grant date for share value measurement and the recording of the related stock-based compensation expense. On June 30, 2008, upon the closing of the first purchase period, the Company issued 63,238 shares of common stock to employees.

Beginning in January 2008, the Company began utilizing RSUs as an additional means to compensate its employees, directors and consultants. The fair value of these RSUs granted is expensed over the life of the award ranging from 1 to 3 years. During the three and six months ended June 30, 2008, the Company recognized $298,000 and $399,000, respectively, of RSU stock-based compensation expense. No RSU stock-based compensation expense was recognized during the three and six months ended June 30, 2007 since no RSUs had been granted.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The weighted average fair value per share of the employee stock option grants and ESPP shares for the three and six months ended June 30, 2008 and 2007 was estimated as of the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007	2008	2008
Risk-free interest rate	2.99%	4.82%	2.87%	4.80%	1.60%	2.95%
Dividend yield	—	—	—	—	—	—
Expected life of awards (years)	5.91	6.08	6.01	6.08	0.08	0.80
Volatility	56.00%	58.00%	54.79%	60.07%	41.00%	37.50%
Forfeitures	7.00%	7.00%	7.00%	7.00%	0.00%	0.00%

Grant date fair value (per share)	$15.84	$11.24	$14.69	$10.97	$16.92	$17.08

The Company derived the risk-free interest rate assumption from the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by SAB No. 110, Share-Based Payment, based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies with publicly available share prices. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options, the Company utilized its historical forfeitures to estimate its future forfeiture rate at 7%. For the ESPP, the Company records forfeitures at the end of each respective purchase period based on the actual contributions returned to employees upon their termination.

The Company records equity instruments issued to non-employee consultants as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalues the equity instruments as they vest. During the three and six months ended June 30, 2008, the Company recognized $14,000 and $24,000, respectively, of non-employee stock-based compensation expense, as compared to $10,000 and $17,000 for the comparable periods in 2007.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations, as follows:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Options & Other Awards	ESPP	Total	Options & Other Awards	ESPP	Total
	(in thousands, except per share data)
Cost of revenues	$371	$382	$753	$36	$—	$36
Sales and marketing	130	639	769	25	—	25
General and administrative	492	318	810	50	—	50
Research and development	(5)	—	(5)	20	—	20
	$988	$1,339	$2,327	$131	$—	$131
Impact on net income per common share: (1)
Basic	$(0.06)	$(0.08)	$(0.14)
Diluted	$(0.06)	$(0.08)	$(0.14)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Options & Other Awards	ESPP	Total	Options & Other Awards	ESPP	Total
	(in thousands, except per share data)
Cost of revenues	$560	$492	$1,052	$57	$—	$57
Sales and marketing	178	943	1,121	41	—	41
General and administrative	602	433	1,035	98	—	98
Research and development	—	—	—	41	—	41
	$1,340	$1,868	$3,208	$237	$—	$237
Impact on net income per common share: (1)
Basic	$(0.08)	$(0.12)	$(0.20)
Diluted	$(0.08)	$(0.11)	$(0.19)

(1)          There is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above due to use of the two-class method in the periods prior to the Company’s initial public offering. Therefore, the impact on net income per common share for the three and six months ended 2007 is not presented. For an explanation of the methods used to calculate net income per share for the periods presented, see Note 7 in the Notes to Condensed Consolidated Financial Statements.

6.              Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company’s unrecognized tax benefits were unchanged during the three and six months ended June 30, 2008 and 2007.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $28.0 million and $27.2 million, respectively. In each period since our inception, the Company has recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2008, respectively. As of December 31, 2007, the Company had federal research credit carryforwards of $372,000, which will begin expiring in 2021 and state research credit carryforwards of $427,000, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. The Company has had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and result in annual net operating loss limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain on the date of the March 2008 change in ownership, an addition of $24.0 million to the annual limitation of $16.1 million will be available each of the first five years after the change in ownership. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $246,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Currently, the Company is not under examination by any taxing authorities.

The provision for income taxes for the three and six months ended June 30, 2008 was $300,000 and $409,000, respectively, as compared to $109,000 and $160,000 for the same periods in 2007. The income tax expense relates primarily to federal and state alternative minimum taxes and other state taxes, offset by the effect of disqualifying dispositions of employee stock in 2008.

7.              Net Income Per Share

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

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Subsequent to the Company’s initial public offering, EPS has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS has been calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS has been computed by dividing the net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, stock options, RSUs, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$5,571	$3,767	$10,578	$5,092
Income allocable to preferred stockholders	—	(3,712)	—	(5,037)
Net income allocable to common stockholders	$5,571	$55	$10,578	$55

Denominator:
Weighted average shares of common stock outstanding	16,380	230	16,283	214
Weighted average unvested shares of common stock subject to repurchase	(43)	(52)	(48)	(48)
Weighted average shares of common stock outstanding - basic	16,337	178	16,235	166
Dilutive effect of common equivalent shares	1,175	1,485	1,272	1,486
Weighted average shares of common stock outstanding - diluted	17,512	1,663	17,507	1,652

Net income per share:
Basic	$0.34	$0.31	$0.65	$0.33
Diluted	$0.32	$0.03	$0.60	$0.03

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following amounts were not included in the calculation of net income per share because their affects were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Preferred stock	—	11,032	—	11,032
Preferred stock warrants	—	86	—	86
Common stock options	727	—	413	—
	727	11,118	413	11,118

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Pro Forma Net Income Per Share

Pro forma basic and diluted net income per share have been computed to give effect to the conversion of convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis at the later of the beginning of the period or the issuance date, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	Pro Forma 2007	2008	Pro Forma 2007
	(in thousands, except per share data)
Numerator:
Pro forma net income allocable to common stockholders	$5,571	$3,767	$10,578	$5,092

Denominator:
Weighted average shares of common stock outstanding	16,380	230	16,283	214
Weighted average unvested shares of common stock subject to repurchase	(43)	(52)	(48)	(48)
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock	—	11,032	—	11,032
Pro forma weighted average shares of common stock outstanding - basic	16,337	11,210	16,235	11,198
Dilutive effect of common equivalent shares	1,175	1,548	1,272	1,547
Pro forma weighted average shares of common stock outstanding - diluted	17,512	12,758	17,507	12,745

Pro forma net income per share:
Basic	$0.34	$0.34	$0.65	$0.45
Diluted	$0.32	$0.30	$0.60	$0.40

8.              Subsequent Events

Auction Rate Securities

On July 10, 2008, an issuer redeemed at par $2.5 million of ARS investment securities available-for-sale. In July 2008, the one remaining ARS of $5.0 million that the Company holds was downgraded by Moody’s Investors Service from Aaa to A2 and by

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Standard & Poor’s from AAA to AA, but remains compliant with the Company’s investment policy. In July 2008, the Board of Directors updated the Company’s investment policy, eliminating ARS from qualified investment purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2007, and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 12, 2008.  Unless the context indicated otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

Forward-Looking Statements

The information in this discussion and in other items of this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II,  Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed and we evaluate, synthesize and summarize the results into an easy to read comprehensive report. As part of our CHART service offering, the hem/onc receives a detailed assessment of a patient’s disease progression over time, as our hempath integrates patient history and previous and current test results into a comprehensive diagnostic report. Test requisitions for more than half of the patient samples we processed for the three and six months ended June 30, 2008 included our COMPASS or CHART service offerings.

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

Seasonality

The majority of our testing volume is dependent on patient visits to hem/oncs’ offices and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells or hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for successive periods.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with United States of America generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe there have been no significant changes during the six months of 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.

We adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in the current period without material impact to the financial statements. For additional information on the recent accounting pronouncements affecting our business, see Note 1 and Note 2 in the Notes to Condensed Consolidated Financial Statements.

In accordance with SFAS No. 123R, Share-Based Payment, we recorded compensation expense related to share-based transactions, including stock options, shares issued under our employee stock purchase plan, or ESPP, and restricted stock units, or RSUs, all of which are measured and recognized in our condensed consolidated financial statements based on fair value. Effective January 1, 2006, we adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. We recognize stock-based compensation expense over the vesting period using the straight-line method and classify these amounts in the condensed consolidated statements of operations based on the department to which the recipient reports.

In connection with our initial public offering, we implemented our ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase our common stock at a discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. The terms of the initial purchase period vary slightly, as the period extends from October 29, 2007 to June 30, 2008 and allows for cash payments in addition to employee payroll deductions. We value and account for our ESPP in accordance with FASB Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. This technical guidance required the delay of recognition of the associated stock-based compensation expense relating to this initial purchase period until the actual employee participation was known. In June 2008, the employee cash payments were received and the related stock-based compensation expense was recorded.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenues

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and six months ended June 30, 2008 and 2007.

For the three and six months ended June 30, 2008, we derived approximately 58% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 40% from Medicare and Medicaid during each period and the remaining 2% and 1%, respectively, from other sources. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are typically updated annually. On July 15, 2008, Congress overrode a Presidential veto to pass the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which extended the 0.5% conversion factor increase for the remainder of 2008, followed by a 1.1% increase in January 2009.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Revenues (1) (in thousands)	$27,825	$13,948	99%	$50,123	$24,599	104%
Number of cases	9,334	5,286	77%	17,162	9,688	77%
Revenues per case	$2,981	$2,639	13%	$2,921	$2,539	15%

(1)

During the three months ended June 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $864,000, of which $228,000 pertains to the three months ended March 31, 2008. During the six months ended June 30, 2008, we recorded positive changes impacting revenue by $1.3 million. In comparison, we increased revenue by $938,000 for both the three and six months ended June 30, 2007. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of accounts receivable for services rendered in prior periods.

Revenues increased to $27.8 million and $50.1 million for the three and six months ended June 30, 2008, respectively, (inclusive of the changes in prior period accounting estimates noted above) from $13.9 million and $24.6 million for the comparable periods in 2007. The increases of $13.9 million, or 99%, and $25.5 million, or 104%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to case volume increases of 77% for both periods; revenues per case increases of $342, or 13%, and $382, or 15%, respectively, as a result of a net increase in Medicare reimbursement rates for our key service offerings; and better than expected collections on our non-contracted business as reflected by the changes in accounting estimates, as discussed above. Case volumes, and therefore revenues, have increased during the three and six months ended June 30, 2008, primarily as a result of the 52% increase in our sales force from June 30, 2007 to June 30, 2008. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further concentrate our sales representatives on in-person customer visits. Sales force productivity during the three and six months ended June 30, 2008 also increased primarily as a result of more efficient selling efforts, enhanced recognition in the market, smaller geographies per sales representative and expanded service offerings.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits, and stock-based compensation) of our Cartesian hempaths, licensed technicians, clinical service coordinators, or CSCs, and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs and depreciation and facility-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase, as our case volumes and revenues increase; we hire additional hempaths, technicians and support personnel; incur increased outside laboratory costs; and spend more on supplies to support these anticipated increases. Incrementally, we expect to see increasing logistic costs due to higher fuel surcharges and increasing facility costs due to laboratory expansion.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Cost of revenues (in thousands)	$11,206	$5,393	108%	$20,381	$10,030	103%
Cost of revenues (% of revenues)	40%	39%		41%	41%
Number of cases	9,334	5,286	77%	17,162	9,688	77%
Cost of revenues per case	$1,201	$1,020	18%	$1,188	$1,035	15%

Cost of revenues increased to $11.2 million and $20.4 million for the three and six months ended June 30, 2008, respectively, from $5.4 million and $10.0 million for the comparable periods in 2007. As a percentage of revenue, cost of revenues for the three and six months ended June 30, 2008 remained relatively consistent at 40% and 41%, respectively, from 39% and 41% for the comparable periods in 2007. Despite increased logistics costs, stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians, these percentages have remained consistent due to higher revenues and leveraging of our fixed costs. This has resulted in gross margins of 60% and 59% for the three and six months ended June 30, 2008, respectively, from 61% and 59% for the comparable periods in 2007. Stock-based compensation expense for cost of revenues was $753,000 and $1.1 million for the three and six months ended June 30, 2008, respectively. As a percentage of revenues, this expense was 3% and 2% for the related periods and reflects the delay in recognition of the associated stock-based compensation expense to June 2008 for the initial purchase period of our ESPP. We expect stock-based compensation expense to continue to grow in future periods as we grant additional awards to directors, existing employees and new hires.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation and related travel costs for our sales personnel in the field) and depreciation and facility-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional sales representatives and managers as part of our growth strategy.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Sales and marketing (in thousands)	$5,170	$2,421	114%	$9,431	$4,742	99%
Sales and marketing (% of revenues)	19%	17%		19%	19%

Sales and marketing expenses increased to $5.2 million and $9.4 million for the three and six months ended June 30, 2008, respectively, from $2.4 million and $4.7 million for the comparable periods in 2007. The increases of $2.7 million, or 114%, and $4.7 million, or 99%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to incremental increases of $2.6 million and $4.5 million, respectively, for employee-related costs (including salaries, sales commissions and stock-based compensation expense) and other cost increases due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. The number of sales representatives (including three regional managers) increased from 29 to 44 from June 30, 2007 to June 30, 2008, respectively. As a percentage of revenues, sales and marketing expenses have remained consistent for the six months ended June 30, 2008 with a moderate increase in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to stock-based compensation expense. Stock-based compensation expense for sales and marketing was $769,000 and $1.1 million for the three and six months ended June 30, 2008, respectively. As a percentage of revenues, this expense was 3% and 2% for the related periods and reflects the delay in recognition of the associated stock-based compensation expense to June 2008 for the initial purchase period of our ESPP. We expect stock-based compensation expense to continue to grow in future periods as we grant additional awards to directors, existing employees and new hires.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, information technologies, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits, and stock-based compensation), professional services, and depreciation and facility-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel; continue to comply with the reporting obligations applicable to publicly held companies; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007 (1)	Change	2008	2007 (1)	Change
General and administrative (in thousands)	$5,918	$2,131	178%	$10,306	$4,265	142%
General and administrative (% of revenues)	21%	15%		21%	17%

(1)

During the three and six months ended June 30, 2007, we recorded positive changes in prior period accounting estimates to reduce allowance for doubtful accounts, which decreased general and administrative expenses by $327,000 in each of the respective periods. These positive changes in accounting estimates were the result of continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of accounts receivable for services rendered in prior periods.

General and administrative expenses increased to $5.9 million and $10.3 million for the three and six months ended June 30, 2008, respectively, (inclusive of the changes in prior period accounting estimates noted above) from $2.1 million and $4.3 million for the comparable periods in 2007. The increases of $3.8 million, or 178%, and $6.0 million, or 142%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to incremental increases of $1.9 million and $3.0 million, respectively, for employee-related costs (including salaries, bonuses and stock-based compensation expense), $641,000 and $1.2 million, respectively, for legal, insurance and consulting costs, $663,000 and $711,000, respectively, for increased provision for doubtful accounts, and $297,000 and $623,000, respectively, for facility and equipment-related costs. Employee-related costs increased as a result of the total general and administrative headcount increasing 104% from 26 to 53 from June 30, 2007 to June 30, 2008, respectively, in support of operating as a public company and overall company growth. In addition, we have expanded our infrastructure by enhancing our information systems and implementing finance initiatives to improve billing and support our finance team in complying with added public company reporting obligations. Legal and consulting expenses increased as a result of regulatory initiatives, additional public company obligations and the ongoing development and maintenance of our compliance programs. Facility allocations increased due to additional facilities expansion in support of revenue and headcount growth. As a percentage of revenues, general and administrative expenses have increased due to employee-related costs associated with additional headcount and increased incentives such as bonuses, profit-sharing and stock-based compensation expense, as well as provision for doubtful accounts and increased public company costs. Stock-based compensation expense for general and administrative was $810,000 and $1.0 million for the three and six months ended June 30, 2008, respectively. As a percentage of revenues, this expense was 3% and 2% for the related periods and reflects the delay in recognition of the associated stock-based compensation expense to June 2008 for the initial purchase period of our ESPP. We expect stock-based compensation expense to continue to grow in future periods as we grant additional awards to directors, existing employees and new hires.

Research and Development Expenses

Research and development expenses primarily consist of compensation, fringe benefits, depreciation and facility-related costs allocated to research and development expenses. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized diagnostic services.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Research and development (in thousands)	$354	$142	149%	$671	$320	110%
Research and development (% of revenues)	1%	1%		1%	1%

For the three and six months ended June 30, 2008, research and development expenses increased to $354,000 and $671,000, respectively, from $142,000 and $320,000 for the comparable periods in 2007. The increases of $212,000, or 149%, and $351,000, or 110%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to costs associated with in-house validation of diagnostic tests. As a percentage of revenues, research and development expenses have remained constant.

Interest Income, Interest Expense and Other Income

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest income	$677	$79	757%	$1,608	$127	1166%
Interest expense	$—	$(77)	-100%	$—	$(159)	-100%
Other income	$17	$13	31%	$45	$42	7%

Interest income for the three and six months ended June 30, 2008 increased primarily due to increased cash from our initial public offering proceeds and cash provided by operations. During the three and six months ended, our auction rate securities, or ARS, balances have yielded progressively higher rates of return on issues that have failed their Dutch auctions, as the rates reset upon an auction failure. However, as of July 2008 issuers have redeemed all but $5.0 million of our ARS. Despite the higher returns associated with failed ARS auctions, we anticipate lower returns on other investments due to current market conditions. Therefore, as ARS continue to represent a lower percentage of our overall investment portfolio, our total average rate of return is expected to decrease. We will continue to manage our available-for-sale security portfolio to maximize our returns and minimize the overall risk.

Interest expense for the three and six months ended June 30, 2008 was $0 as a result of our repayment of borrowings during the three months ended December 31, 2007, in connection with our initial public offering.

Provision for Income Taxes

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Provision for income taxes (in thousands)	$300	$109	175%	$409	$160	156%

Effective tax rate	5.1%	2.8%		3.7%	3.0%

The provision for income taxes increased to $300,000 and $409,000 for the three and six months ended June 30, 2008, respectively, from $109,000 and $160,000 for the comparable periods in 2007. The increase of $191,000 and $249,000, or 175% and 156%, for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007 was due primarily to an increase in our state tax expense. Additionally, due to limitations on our ability to fully utilize net operating loss carryforwards for alternative minimum tax purposes, we are unable to fully offset our alternative minimum taxable income. These limitations resulted in a provision for income taxes for the three and six months ended June 30, 2008 and 2007.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $28.0 million and $27.2 million, respectively. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2008, respectively. As of December 31, 2007, we had federal research credit carryforwards of $372,000, which will begin expiring in 2021 and state research credit carryforwards of $427,000, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. We have had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and result in annual net operating loss limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain on the date of the March 2008 change in ownership, an addition of $24.0 million to the annual limitation of $16.1 million will be available each of the first five years after the change in ownership. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $246,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Currently, we are not under examination by any taxing authorities.

Liquidity and Capital Resources

As of June 30, 2008, we had $96.1 million in cash, cash equivalents and investment securities available-for-sale, primarily consisting of money market funds, corporate debt securities, government-sponsored enterprise securities and ARS. We have established guidelines relating to diversification and maturities of our investment securities to preserve principal and maintain liquidity.

As of June 30, 2008, we held $7.5 million of ARS valued using level 3 criteria under SFAS No. 157. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. If any auctions fail, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The valuation of the level 3 securities is based on unobservable inputs, which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads, expected liquidity timing and credit quality. Because we were required to value these securities using only level 3 inputs, our valuation determinations are somewhat subjective and the actual fair values, as determined at a later date or by a third party, may be different from the fair values we have determined. On July 10, 2008, an issuer redeemed at par $2.5 million of ARS investment securities available-for-sale. This issuance was classified as investment securities available-for-sale as of June 30, 2008. In July 2008, the one remaining ARS of $5.0 million that we hold was downgraded by Moody’s Investors Service from Aaa to A2 and by Standard & Poor’s from AAA to AA, but remains compliant with our investment policy. In July 2008, the Board of Directors updated our investment policy, eliminating ARS from qualified investment purchases.

Our primary ongoing source of cash is cash receipts on accounts receivable from our revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO, which can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO averaged 53 and 58 days in the three and six months ended June 30, 2008, respectively, down from 59 and 65 days for the comparable periods in 2007. As of June 30, 2008, our DSO was 54.

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

Below is a summary of our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$12,945	$4,795
Net cash used in investing activities	(12,807)	(471)
Net cash provided by (used in) financing activities	461	(574)
Net increase in cash and cash equivalents	$599	$3,750

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2008 and 2007 was $12.9 million and $4.8 million, respectively. The net incremental increase of $8.1 million, or 170%, was primarily due to incremental increases of $5.5 million in net income due to increased revenues, an additional $3.0 million of non-cash expenses consisting primarily of stock-based compensation expense, an additional increase of $1.8 million in accrued compensation relating to bonus, commissions, and other payroll accruals, and an increased provision for doubtful accounts of $711,000; offset by $2.6 million of incremental increases to accounts receivable as a result of increased revenues and a $400,000 change in income taxes.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 and 2007 was $12.8 million and $471,000, respectively. The net incremental increase of $12.3 million in cash used in investing activities primarily pertains to $10.2 million of net purchases of investment securities. This increased activity pertains to investment securities available-for-sale purchased with proceeds from our initial public offering. Additionally, we had increased capital expenditures of $2.2 million pertaining to increased purchases of laboratory equipment, computers and software, furniture and tenant improvements in support of our headcount growth across all functional areas and facility expansion.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 of $461,000 pertains to $1.1 million of net proceeds from the exercise of stock options and warrants, including the purchase by employees of 63,238 shares under the ESPP, and $80,000 excess tax benefits related to disqualifying dispositions on stock-based compensation awards, offset by payments of $763,000 associated with our public offerings. Net cash used in financing activities during the six months ended June 30, 2007 of $574,000 pertains to the principal payments on long-term financing and capital leases of $819,000 and costs paid in connection with our public offerings, offset by notes payable issuances of $284,000 and the exercise of stock options of $42,000.

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

We expect to continue to spend substantial amounts of capital to grow our business. We estimate the costs associated with increasing our personnel within 12 to 18 months to be approximately $8.0 million to $12.0 million, the costs associated with our laboratory expansion costs and establishing a second laboratory facility to be approximately $15.0 million to $25.0 million and the costs associated with expansion of our backup systems to be up to approximately $5.0 million. We believe our current cash, cash equivalents and investment securities available-for-sale will be adequate to fund our planned growth and operating activities through at least the next 24 months. While we anticipate that cash from our operations in addition to our current cash, cash equivalents and investment securities available-for-sale will be sufficient to fund our growth as well as our operating activities in the future, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

As of June 30, 2008, we had $1.0 million available for future draws under an accounts receivable revolving line of credit, which expires on August 29, 2008. We currently have no plans to utilize or extend this available financing. As of June 30, 2008, we are in full compliance with all covenants.

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 12, 2008, except as noted below.

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and customer service departments. The noncancelable future minimum payments under the lease total $293,000, $361,000 and $30,000 for the years ending December 31, 2008, 2009 and 2010, respectively.

In April 2008, we entered into a six-year lease beginning January 1, 2009 for additional office space in Carlsbad, California to relocate and house our future administration offices commencing as of the date of substantial completion of improvements, estimated to occur in late 2008 and our billing and customer service departments commencing in August 2008. The lease contains one five-year extension option and is subject to annual rent increases. Our existing headquarters building will be fully dedicated to clinical laboratory applications when the administration functions are moved in late 2008. The noncancelable future minimum payments under the lease total approximately $1.3 million, $1.4 million, $1.4 million, $1.5 million, and $3.1 million in 2009, 2010, 2011, 2012, and thereafter, respectively.

In connection with the April 2008 lease, the February 2008 lease will be terminated effective August 2008 upon our billing and customer service departments vacating the existing leased premises. Both leases are contracted with affiliates of The Blackmore Company. As such, future minimum payments of $361,000 and $30,000 in 2009 and 2010, respectively, will be cancelled. The remaining 2008 payments under this contract will be transferred and paid under the April 2008 lease in conjunction with our billing and customer service departments occupying new suites in August 2008.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of corporate debt securities, government-sponsored enterprise securities and ARS. To date, we have not recorded any realized gains or losses or recognized any significant unrealized gains or losses on our investment portfolio.

As of June 30, 2008, our investment securities available-for-sale consisted of $7.5 million of high-grade ARS issued by municipalities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through Dutch auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. We have been informed of auction failures where there has been insufficient demand at auctions for securities that we hold.

When auctions for these securities fail, the investments may not be readily convertible to cash. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful, they are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not currently need to access these funds for operational purposes for the foreseeable future. Currently, we have not recorded any impairment charges and we will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other investment securities, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

On July 10, 2008, an issuer redeemed at par $2.5 million of ARS investment securities we held as available-for-sale. In July 2008, the one remaining ARS of $5.0 million that we hold was downgraded by Moody’s Investors Service from Aaa to A2 and by Standard & Poor’s from AAA to AA, but remains compliant with our investment policy. In July 2008, the Board of Directors updated our investment policy, eliminating ARS from qualified investment purchases.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission, or SEC, on February 12, 2008. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Business Operations

*                 Reimbursement levels for our specialized diagnostic services are subject to continuing change and any reductions in reimbursement levels would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and other private payors, such as hospitals and private medical groups. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates we are paid. For example, the consumer price index, or CPI, update of the clinical laboratory fee schedule for 2004 through 2008 was frozen by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. Although this modification to Medicare’s reimbursement rates did not materially affect the amount paid by Medicare for our current services, future modifications to Medicare’s reimbursement rates or the reimbursement rates from other governmental payors could significantly reduce the amounts we receive for the services we provide. Payment rates also may be impacted given that, as of January 1, 2010, we will no longer be able to submit claims to Medicare for our pathology services for hospital patients, but will be instead required to bill hospitals for payments.

Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. The Medicare physician fee schedule is typically updated annually and CMS, the agency responsible for administering the Medicare program, has made a number of methodological changes to components of the formula used to calculate the payment rate. Although, these methodological changes in the past have resulted in significant reductions in the reimbursement for the pathology services we provide, Congressional action has consistently overridden such reductions and provided increases to the fee schedule on an annual basis. For example, for the 2008 annual period, the fee schedule methodology would have reduced Medicare payments for many of the services we provide by approximately 10%. However, effective January 1, 2008, as a result of the Medicare, Medicaid and SCHIP Extension Act of 2007, the conversion factor was increased by 0.5% for payment of claims with dates of service from January 1, 2008 through June 30, 2008. On July 15, 2008, Congress overrode a Presidential veto to pass the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which extended the 0.5% conversion factor increase for the remainder of 2008, followed by a 1.1% increase in January 2009. Nevertheless, future Congressional action cannot be assured and future methodological changes may result in reductions or increases to the Medicare physician fee schedule.

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

Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program, which was the subject of a CMS demonstration project in Carlsbad, California, pursuant to the requirements of the MMA. The implementation of the demonstration project was delayed due to a federal preliminary injunction issued on April 8, 2008 and the

MIPPA subsequently repealed the competitive bidding demonstration project. If later implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three and six months ended June 30, 2008 and 2007. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For approximately half of our revenues for the three and six months ended June 30, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider, and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended June 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $864,000, of which $228,000 pertains to the three months ended March 31, 2008. During the six months ended June 30, 2008, we recorded positive changes impacting revenue by $1.3 million. In comparison, we increased revenue by $938,000 for both the three and six months ended June 30, 2007. Because a substantial portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters), which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price. Although, during the past several quarters we have experienced favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

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

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian who is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States, and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by us at any time on 60 days’ prior written notice, and either party may terminate the PSA upon the other party’s uncured material breach. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts, and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

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

Our revenues have grown to $27.8 million and $50.1 million for the three and six months ended June 30, 2008, respectively, from $13.9 million and $24.6 million for the comparable periods in 2007. This growth has put significant pressure on our systems and operations. As of June 30, 2008, we employed 215 employees, including Cartesian employees and five part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

•                  scale our internal infrastructure, including establishing a new administrative facility, building out additional laboratory space in our existing facilities and establishing a second laboratory facility, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

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

•                  manage our relationships with third parties for the provision of certain services and the manufacture and supply of certain test kits, reagents and other laboratory materials;

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

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and customer service departments. The noncancelable future minimum payments under the lease total $293,000, $361,000 and $30,000 for the years ending December 31, 2008, 2009 and 2010, respectively.

In April 2008, we entered into a six-year lease beginning January 1, 2009 for additional office space in Carlsbad, California to relocate and house our future administration offices commencing as of the date of substantial completion of improvements, estimated to occur in late 2008 and our billing and customer service departments commencing in August 2008. The lease contains one five-year extension option and is subject to annual rent increases. Our existing headquarters building will be fully dedicated to clinical laboratory applications when the administration functions are moved in late 2008. The noncancelable future minimum payments under the lease total approximately $1.3 million, $1.4 million, $1.4 million, $1.5 million, and $3.1 million in 2009, 2010, 2011, 2012, and thereafter, respectively.

In connection with the April 2008 lease, the February 2008 lease will be terminated effective August 2008 upon our billing and customer service departments vacating the existing leased premises. Both leases are contracted with affiliates of The Blackmore Company. As such, future minimum payments of $361,000 and $30,000 in 2009 and 2010, respectively, will be cancelled. The remaining 2008 payments under this contract will be transferred and paid under the April 2008 lease in conjunction with our billing and customer service departments occupying new suites in August 2008.

Although all our facilities are in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding customer base, to create a backup to our current laboratory facility, and to gain additional referrals for our specialized diagnostic services, we intend to expand our infrastructure, including establishing a second laboratory facility in another geographic market and expanding further our backup systems. Although we currently anticipate selecting a site for our new facility this year, in order to establish the new laboratory facility, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a second facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

If our Carlsbad laboratory facility becomes inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

We currently do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory facility located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facilities, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facilities may be harmed or rendered inoperable by natural or people-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, in 2007 we experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation, and we may be unable to regain those customers in the future. Our insurance covering damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of June 30, 2008, we had an allowance for doubtful accounts of $2.7 million, which includes net write-offs and recoveries of $399,000 in the six months ended June 30, 2008.

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

*                 Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples.

We rely almost exclusively on a single carrier, Federal Express, for reliable and secure point-to-point transport of patient bone marrow and other samples to our laboratory and enhanced tracking of these patient samples. Federal Express has tailored some of its systems and processes to meet our specific needs in providing high quality services to our hem/onc customers. In our specialty diagnostic field, patient samples more often than not include bone marrow biopsies, which are both technically difficult for a physician to obtain and extremely uncomfortable for patients to endure. Should Federal Express encounter delivery performance issues such as loss, damage or destruction of a sample, it would be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased referrals from physicians for our specialized diagnostic services and increased cost and expense to our business. In addition, any significant increase in shipping rates or fuel surcharges could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis.

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

We use numerous trademarks and service marks to identify the products and services we offer, some of which have been registered with the U.S. Patent and Trademark Office, or USPTO, and others of which are undergoing USPTO review. In addition, we are seeking registration of the name Genoptix in additional fields of use. We cannot guarantee that any of the trademarks or service marks for which we have applied for registration will be granted. Moreover, should a third party challenge one or more of our trademarks or service marks, we cannot guarantee that we would prevail in that challenge. Despite the use of our trademarks or service marks in connection with our services, we are not the sole person entitled to use the names COMPASS or CHART in every category in the United States. For example, third parties have registered the name COMPASS in the United States in the medical field and other categories. None of these third parties has contacted us with a claim that our COMPASS trademark infringes their rights. We cannot guarantee that a third party with rights in a COMPASS or CHART trademark, or in another trademark we use, will not assert those rights against us in the future, by opposing one of our trademark applications, petitioning to cancel one of our trademark registrations, or filing suit against us for trademark infringement seeking damages and/or an injunction to stop us from using our mark.

Although we have taken steps to protect our trade secrets and unpatented expertise, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still be able to obtain this information or we may be unable to protect our rights. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented expertise is expensive and time-consuming and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and expertise, and we would not be able to prevent their use.

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

*                 We may experience difficulty in identifying, acquiring or in-licensing, and integrating third parties’ products, services, businesses and technologies into our current infrastructure and we may not be able to successfully execute on and integrate such products, services, businesses or technologies, which could disrupt our business and adversely affect our results of operations and financial condition.

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

•                  increased regulatory and compliance risk;

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

*                 We have a limited operating history, have had net operating losses for several years, had an accumulated deficit of $31.4 million as of June 30, 2008, and only recently became profitable, and we are unable to predict with certainty whether we will remain profitable.

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

We have incurred losses in each full fiscal year since our inception prior to 2007. As of June 30, 2008, we had an accumulated deficit of $31.4 million. For the years ended December 31, 2005 and 2006, we had net losses of $9.2 million and $3.8 million, respectively. During the three months ended June 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $864,000, of which $228,000 pertains to the three months ended March 31, 2008. During the six months ended June 30, 2008, we recorded positive changes impacting revenue by $1.3 million. In comparison, we increased revenue by $938,000 for both the three and six months ended June 30, 2007. We may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will remain profitable or predict the extent of our profitability or future losses.

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

•                  Occupational Safety and Health Administration rules and regulations.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three and six months ended June 30, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

*                 Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 40% of our revenues for the three and six months ended June 30, 2008. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

*                 Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the CLIA or those of other state or local agencies.

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

Certain of our specialized diagnostic tests take advantage of the “home-brew” exception from the FDA review, and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. A substantial portion of our specialized diagnostic tests are “home brew” tests for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our “home brews,” are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours. We cannot predict the extent of the FDA’s future regulation and policies with respect to “home brew” tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain of the diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

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

Our investment securities consist of corporate debt securities, government-sponsored enterprise securities and high-grade ARS classified as available-for-sale. As of June 30, 2008, our portfolio included $7.5 million of high-grade ARS issued by municipalities and universities. The recent negative conditions in the global credit markets have prevented some investors from obtaining liquidity in these types of investments. As of June 30, 2008, we held two issues of ARS. In July 2008, we were able to liquidate our position at par in one ARS without suffering any loss. We hold one remaining ARS security of $5.0 million par value, which has suffered multiple failed auctions to date and was downgraded by Moody’s Investors Service from Aaa to A2 and by Standard & Poor’s from AAA to AA, but remains compliant with our investment policy. As a result, this security is currently not liquid, and we could be required to hold it to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

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

*                 Fluctuations in our operating results and market volatility may affect our stock price.

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

•                  changes in compensation expense and other expenses that result in changes in our operating results;

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

•                  distributions of large blocks of our common stock by significant stockholders to their limited partners;

•                  uncertainty with respect to the reasons for changes in the trading volume or the market price of our common stock;

•                  any litigation in which we become involved;

•                  fluctuations in security market indices of which we may be included now or in the future;

•                  discussion of us or our stock price by the financial and medical press and in online investor communities;

•                  impairment of any of our assets, including our investment securities; and

•                  changes in GAAP.

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

As of July 16, 2008, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 37% of our common stock. As a result, these stockholders, acting together, are able to exert significant control over all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*                 Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act, or Rule 144, and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, or Rule 701, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. In addition, approximately 1.3 million shares are eligible for sale upon the exercise of vested options outstanding as of June 30, 2008.

Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate upon the earlier of four years following the closing of our initial public offering or, as to a particular holder of registration rights, when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 within a single 90-day period. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

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

As of June 30, 2008, we had invested $35.0 million of net proceeds from our initial public offering in corporate debt securities, government-sponsored enterprise securities and ARS with the balance of the net proceeds held in money market funds. Through June 30, 2008, we have used $32.8 million of the net proceeds to fund the incremental working capital requirements to grow our business, $2.9 million to purchase capital equipment and $1.8 million to repay our outstanding long-term debt. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except for proceeds used for normal operating expense relating to officers and directors, such as approved compensation and business expense reimbursements). We intend to use the remaining proceeds to increase our personnel, expand our current laboratory capacity within our existing facility, establish additional administrative offices and a second laboratory facility, expand our backup systems, opportunistically pursue new collaborations or acquisitions and fund working capital and for general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management has broad discretion in the application of the net proceeds.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 17, 2008. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a Class I director of Genoptix until the 2011 Annual Meeting of Stockholders and (ii) ratified the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

We had 16,343,189 shares of common stock outstanding and entitled to vote as of the close of business on April 25, 2008, the record date for the Annual Meeting. At the Annual Meeting, 13,702,355 shares of common stock were present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  To elect two Class I directors to hold office until our 2011 Annual Meeting of Stockholders.

Director	Votes in Favor	Votes Withheld
Tina Nova Bennett, Ph.D.	13,645,882	56,473
Michael A. Henos	13,618,521	83,834

Proposal 2:  To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

Votes in Favor:	13,645,294
Votes Against:	56,191
Abstentions:	870

Item 5.  Other Information

On July 30, 2008, our Board of Directors increased the authorized size of our Board of Directors to nine members and elected Karin Eastham and Laurence R. McCarthy, Ph.D. as members of our Board of Directors, effective immediately. Ms. Eastham has been elected to serve as a Class I director of Genoptix until our 2011 Annual Meeting of Stockholders and will also serve on the Audit Committee of our Board of Directors and Mr. McCarthy has been elected to serve as a Class II director of Genoptix until our 2009 Annual Meeting of Stockholders and will also serve on the Compliance Committee of our Board of Directors. Ms. Eastham and Mr. McCarthy have each entered into our standard form of indemnification agreement. We are not aware of any transaction involving Ms. Eastham or Mr. McCarthy requiring disclosure under Item 404(a) of Regulation S-K.

At the time of their election to the Board of Directors, as contemplated by our Non-Employee Director Compensation Policy, as amended, Ms. Eastham and Mr. McCarthy each received a stock option to purchase 10,000 shares of our common stock under our 2007 Non-Employee Directors’ Stock Option Plan, or 2007 NEDSOP, and were each granted a RSU award for 5,000 shares of our common stock under our 2007 Equity Incentive Plan, or 2007 EIP (collectively referred to herein as the Initial Grants). Additionally, for so long as Ms. Eastham and Mr. McCarthy remain on the Board of Directors, on the date of each of our Annual Meeting of Stockholders, Ms. Eastham and Mr. McCarthy shall each receive an automatic stock option grant to purchase 3,750 shares of our common stock under the 2007 NEDSOP, and a RSU award for 2,500 shares of our common stock under the 2007 EIP (collectively referred to herein as the Annual Grants). The Initial Grants vest over three years from the date of grant and the Annual Grants vest over twelve months from the date of grant, with monthly vesting for the stock option portion of each award and quarterly vesting for the RSU portion of each award. All stock options granted under the 2007 NEDSOP and all RSU awards granted under the 2007 EIP have vesting that automatically accelerates upon the closing of a change in control transaction.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(1)	Amended and Restated Bylaws of the Registrant.
4.1	(2)	Form of the Registrant’s Common Stock Certificate.
4.2	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on April 19, 2002 to General Electric Corporation.
4.3	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on July 29, 2002 to General Electric Corporation.
4.4	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on November 26, 2002 to Comerica Bank.
4.5	(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on March 8, 2004 to Comerica Bank.
4.6	(2)	Warrant to Purchase Stock issued by the Registrant on May 9, 2005 to Comerica Bank.
4.7	(2)	Warrant to Purchase Stock issued by the Registrant on May 30, 2006 to Comerica Bank.
4.8	(2)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders.
4.9	(2)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders.
10.1	(3)	Standard Multi-Tenant Office Lease Agreement, dated April 14, 2008, by and between the Registrant and Allen Joseph Blackmore, Trustee of the Blackmore Family Trust, Restated 1995.
10.2	(4)	Form of Restricted Stock Unit Award Agreement for Executives and Form of Restricted Stock Unit Award Grant Notice for Executives.
10.3	(5)	Form of Restricted Stock Unit Award Grant Notice For Directors And Form of Restricted Stock Unit Award Agreement For Directors.
10.4	(6)	Non-Employee Directors’ Stock Option Plan, as amended.
10.5	(6)	Non-Employee Director Compensation Policy, as amended.
10.6		Comerica Bi-Lateral Extension Letter.
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.

(3)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33753), as filed with the Securities and Exchange Commission on May 13, 2008.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on April 16, 2008.

(5)	Incorporated herein by reference to the Registrant’s Registration Statement Current Report on Form S-8 (File No. 333-151892), as filed with the Securities and Exchange Commission on June 24, 2008.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on May 13, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: July 31, 2008	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)