Form 10-Q
period 2008-09-30
GENOPTIX INC
filed 2008-11-06
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 27, 2008, 16,600,353 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,809	$50,624
Short-term securities	75,321	34,836
Accounts receivable, net of allowance for doubtful accounts of $3,263 and $1,594 at September 30, 2008 and December 31, 2007, respectively	16,362	9,013
Deferred tax asset	6,380	—
Other current assets	1,280	1,409
Total current assets	121,152	95,882
Property and equipment, net	9,555	1,950
Long-term securities	3,775	—
Deferred tax asset	3,668	—
Restricted cash	360	—
Other long-term assets	179	—
Total assets	$138,689	$97,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,561	$4,238
Accrued compensation	4,939	2,496
Income tax payable	2,853	74
Deferred revenues	58	95
Deferred rent	248	—
Total current liabilities	15,659	6,903
Deferred rent, net of current portion	1,510	324

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 16,598 and 16,095 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	17	16
Additional paid-in capital	138,253	132,532
Accumulated other comprehensive (loss) income	(760)	53
Accumulated deficit	(15,990)	(41,996)
Total stockholders’ equity	121,520	90,605
Total liabilities and stockholders’ equity	$138,689	$97,832

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$32,087	$16,171	$82,210	$40,770
Cost of revenues	12,282	6,513	32,663	16,543
Gross profit	19,805	9,658	49,547	24,227
Operating expenses:
Sales and marketing	5,098	3,127	14,529	7,869
General and administrative	5,786	2,732	16,091	6,997
Research and development	333	143	1,003	463
Total operating expenses	11,217	6,002	31,623	15,329
Income from operations	8,588	3,656	17,924	8,898
Interest income	671	118	2,279	245
Interest expense	(5)	(72)	(5)	(231)
Other (loss) income	(16)	(1)	28	41
Income before income taxes	9,238	3,701	20,226	8,953
Income tax (benefit) expense	(6,190)	114	(5,780)	274
Net income	$15,428	$3,587	$26,006	$8,679

Net income per share: (1)(2)
Basic	$0.93	$0.43	$1.59	$0.82
Diluted	$0.87	$0.06	$1.48	$0.10

Shares used to compute net income per share: (1)(2)
Basic	16,535	239	16,336	191
Diluted	17,754	1,674	17,616	1,635

(1)          As a result of the conversion of the Company’s preferred stock into 11,032 shares of common stock upon completion of the Company’s initial public offering in November 2007, there is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above. For calculations of the pro forma net income per share for the periods presented, see Note 8 in the notes to the condensed consolidated financial statements.

(2)          For the three and nine months ended September 30, 2007, the Company had net income of $3,587 and $8,679, respectively, of which $3,485 and $8,522, respectively, was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $102 and $157, respectively, of net income allocable to common stockholders. For an explanation of the method and amounts used in the computation of the per share amounts, see Note 8 in the notes to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$26,006	$8,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	878	405
Stock-based compensation expense	5,156	390
Provision for doubtful accounts	2,280	1,152
Deferred taxes	(9,519)	—
Realized loss on sale of investment	66	—
Amortization of premium/discount on investments	(163)	—
Excess tax benefits from stock-based compensation awards	(118)	—
Gain on sale of property and equipment	(10)	—
Non-cash interest expense	—	57
Changes in operating assets and liabilities:
Accounts receivable	(9,629)	(3,960)
Other current and long-term assets	(50)	(885)
Accounts payable and accrued expenses	3,075	2,399
Accrued compensation	2,443	722
Income taxes	2,897	74
Deferred revenues	(37)	(32)
Deferred rent	149	52
Net cash provided by operating activities	23,424	9,053

Investing activities:
Purchase of property and equipment	(6,961)	(788)
Proceeds from sales of property and equipment	21	—
Purchase of investment securities	(103,605)	—
Proceeds from sales and maturities of investment securities	58,100	—
Restricted cash	(360)	—
Net cash used in investing activities	(52,805)	(788)

Financing activities:
Proceeds from issuance of common stock, net	1,177	50
Costs paid in connection with public offerings	(764)	(1,074)
Excess tax benefits from stock-based compensation awards	118	—
Proceeds from exercise of warrants	35	—
Proceeds from issuance of notes payable	—	284
Principal payments on notes payable	—	(1,230)
Principal payments on capital lease obligations	—	(19)
Net cash provided by (used in) financing activities	566	(1,989)
Net (decrease) increase in cash and cash equivalents	(28,815)	6,276
Cash and cash equivalents at beginning of period	50,624	3,865
Cash and cash equivalents at end of period	$21,809	$10,141

Supplemental information:
Income taxes paid, net	$842	$—
Interest paid	$5	$174
Non-cash investing and financing activities:
Unrealized loss on investment securities, net	$1,342	$—
Capitalized tenant improvement allowance	$1,285	$—
Accrued purchases of property and equipment	$248	$—

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Organization and Summary of Significant Accounting Policies

Organization

Genoptix, Inc., or the Company, was incorporated in Delaware on January 20, 1999. Genoptix, Inc. does business as Genoptix Medical Laboratory. The Company operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is dedicated to the delivery of clinical diagnostic services to community-based hematologist/oncologist physician customers.

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States of America generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 12, 2008.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

September 30, 2008, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $2.5 million, of which $1.6 million pertains to the six months ended June 30, 2008. During the nine months ended September 30, 2008, the Company recorded positive changes in prior year accounting estimates to reduce contractual allowances, which increased the Company’s revenue by $2.2 million. In comparison, the Company’s revenues increased by $612,000 and $828,000 for the three and nine months ended September 30, 2007, respectively, as a result of changes in such prior period accounting estimates. These favorable changes in accounting estimates related to non-contracted payors and resulted from continued improvements to the Company’s billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. As of September 30, 2008 and December 31, 2007, the Company had uncollected accounts receivable from non-contracted payors of approximately $9.2 million and $5.3 million, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s contracted payors. The process for estimating the collection of receivables associated with the Company’s specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. The provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

The Company recorded a provision for doubtful accounts at a rate of approximately 3% of revenues for both the three and nine months ended September 30, 2008, which remained consistent with comparable periods in 2007 of approximately 3% of revenue. During the three and nine months ended September 30, 2008, the Company recorded $822,000 and $2.3 million, respectively, of provision for doubtful accounts, as compared to $405,000 and $1.2 million for the comparable periods in 2007. During the three and nine months ended September 30, 2007, the Company recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts by $134,000 and $197,000, respectively. No similar changes in estimates were recorded in the three and nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company reduced the allowance for doubtful accounts by $611,000 for write-offs, net of recoveries.

Reverse Stock Split

On October 15, 2007, the Company effected a 1-for-4.75 reverse stock split of the Company’s common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for prior periods presented.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. During the third quarter, the Company adopted FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition at adoption. For the three and nine months ended September 30, 2008 the Company recorded a temporary impairment of $1.2 million (see Note 2 and Note 3).

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

Restricted Cash

As of September 30, 2008, the Company had total restricted cash of $360,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit expires on June 30, 2012, allowing for $90,000 annual reductions on June 30 of each year prior to expiration.

2.              Investment Securities

In accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities, all of the Company’s investment securities are classified as available-for-sale. Investment securities consist of corporate debt, government-sponsored enterprise and high-grade auction rate securities, or ARS. The Company reports corporate debt securities and government-sponsored enterprise securities as short-term based on its intent to fund current operations and its ability to easily convert the securities into cash. The Company’s ARS are reported as long-term since they are unavailable to fund current operations based on the current illiquid auction market (see Note 3). The investment securities are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. The cost of debt investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income. Interest earned and realized gains or losses on available-for-sale investment securities are included in interest income. The cost of investment securities sold is based on the specific identification method.

The following is a summary of the Company’s investment securities:

	September 30, 2008	December 31, 2007
	(in thousands)
Short-term securities
Corporate debt securities	$35,994	$6,430
Government-sponsored enterprise securities	39,327	11,006
Auction rate securities	—	17,400
	$75,321	$34,836
Long-term securities
Auction rate securities	$3,775	$—

As of September 30, 2008, all of the corporate debt and government-sponsored enterprise investment securities have contractual maturities of less than 19 months and 29 months, respectively.

The Company holds a single ARS. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. The length of each holding period is determined at the original issuance of the ARS. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction, sell at a discount in a secondary market or continue to hold the investment securities. In order to sell ARS at par, the auction needs to be successful whereby demand in the marketplace meets or exceeds the supply at scheduled auctions. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions.

Gross unrealized gains of $146,000 and gross unrealized losses of $1.4 million were recorded in accumulated other comprehensive (loss) income, which included a temporary impairment of $1.2 million for ARS at September 30, 2008, as compared to gross unrealized gains of $61,000 and losses of $8,000 at December 31, 2007. Additionally, a gross realized loss of $66,000 was recognized in the condensed consolidated statements of operations for the three months ended September 30, 2008.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

3.              Fair Value Measurements

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which may be used to measure fair value, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2

Inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table represents the financial instruments on the financial statements of the Company subject to SFAS No.157 and the valuation approach applied to each class:

		Fair Value Measurements at September 30, 2008
	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Cash	$6,042	$6,042	$—	$—
Money market funds	11,770	—	11,770	—
Corporate debt securities	3,997	—	3,997	—
	$21,809	$6,042	$15,767	$—
Short-term securities
Corporate debt securities	$35,994	$—	$35,994	$—
Government-sponsored enterprise securities	39,327	—	39,327	—
	$75,321	$—	$75,321	$—
Long-term securities
Auction rate securities	$3,775	$—	$—	$3,775

The Company’s corporate debt and government-sponsored enterprise investment securities are valued using market prices on less active markets (level 2). Level 2 valuations are obtained from readily available pricing sources for comparable instruments or other significant and available observable inputs. In contrast, active market (level 1) valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets and unobservable market (level 3) valuations are required where no quoted market prices or observable inputs are available.

The Company’s level 3 ARS consists of debt issued by a municipality, which is underwritten by an insurance agency and rated A2 by Moody’s Investors Service and AA by Standard & Poor’s. It is classified as a long-term investment security due to the current illiquidity in the ARS markets. This auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. The funds associated with this failed auction will not be accessible until the issuer redeems the ARS, a successful auction occurs, a buyer is found outside of the auction process, or the ARS matures in 2038.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The valuation of this security is based on level 3 unobservable inputs. The Company has evaluated this ARS based on interest rate spreads, the credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term. As a result of the estimated fair value, the Company has recorded a temporary impairment in the valuation of this security of $1.2 million during the three months ended September 30, 2008. The unrealized loss in the current period, net of deferred tax, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market, the Company has classified this ARS investment security as a long-term asset on the balance sheet with a fair value of $3.8 million as of September 30, 2008.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets:

Level 3 Auction Rate Securities
(in thousands)
Balance at December 31, 2007	$—
Transfers into level 3	17,400
Earned income	27
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive (loss) income	(1,252)
Net purchases and (redemptions)	(12,400)
Balance at September 30, 2008	$3,775
Total amount of net unrealized losses for the period included in accumulated other comprehensive (loss) income attributable to the change in fair market value relating to assets still held at September 30, 2008	$(1,225)

4.              Property and Equipment, Net

Property and equipment consisted of the following:

	Estimated Useful Life	September 30, 2008	December 31, 2007
	(in years)	(in thousands)
Machinery and equipment	5	$3,104	$1,742
Computers	3	2,784	2,021
Furniture and fixtures	5	916	519
Leasehold improvements	Lesser of remaining lease term or 5	114	52
Construction in process	—	5,582	59
Total property and equipment		12,500	4,393
Accumulated depreciation		(2,945)	(2,443)
Total property and equipment, net		$9,555	$1,950

The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by the landlord, rent holidays and rent escalation clauses. GAAP requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the leases compared to that

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

of the straight-line basis is recorded as deferred rent. The Company uses the date that it obtains the legal right to use and control the leased space to begin recording rent expense and amortizing deferred rent on a straight-line basis through the end of the lease.

The Company capitalizes tenant improvements related to landlord lease incentives as property and equipment with an offsetting credit to deferred rent. As of September 30, 2008, the Company capitalized $1.3 million of these tenant improvements. Once placed into service, the capitalized tenant improvements will be depreciated over the lesser of the remaining lease term or asset life. The Company is amortizing the lease incentives, recorded as deferred rent, on a straight-line basis over the term of the lease.

5.              Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

Below is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$15,428	$3,587	$26,006	$8,679
Accumulated other comprehensive (loss) income:
Gross unrealized loss on long-term securities	(1,217)	—	(1,342)	—
Deferred tax	529	—	529	—
	(688)	—	(813)	—
Comprehensive income	$14,740	$3,587	$25,193	$8,679

6.                 Stock-Based Compensation

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

During the three and nine months ended September 30, 2008, there were 50,000 and 356,000, respectively, of outstanding stock options exercised, as compared to 20,000 and 124,000 for the comparable periods in 2007.

In connection with the Company’s initial public offering, the Company implemented an ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase Company common stock at a discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. The Company values and accounts for its ESPP in accordance with FASB Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The objective of the measurement process for ESPPs with a look-back option is to reasonably measure the fair value of the award at the grant date. The date at which both the Company and employee have a mutual understanding of the terms of the award in exchange for the services already rendered and the employee’s total contributions are known becomes the grant date. At this time, the Company becomes contingently obligated to issue equity instruments to the employee. Typically, the grant date is the first day of each six-month purchase period. The terms of the Company’s initial purchase period varied slightly, as the period extended from October 29, 2007 to June 30, 2008 and allowed for

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

cash payments in addition to employee payroll deductions. In June 2008, the employee cash payments were received for this first purchase, thereby establishing the grant date for fair value measurement and the recording of the related stock-based compensation expense. On June 30, 2008, upon the closing of the first purchase period, the Company issued approximately 63,000 shares of common stock to employees.

Beginning in January 2008, the Company began utilizing RSUs as an additional means to compensate its employees, directors and consultants. The fair value of these granted RSUs is calculated using the intrinsic value method based on the grant date value and is expensed over the life of the award ranging from one to three years. The weighted average grant valuation per award is $29.94 and $29.29 for the three and nine months ended September 30, 2008, respectively. During both the three and nine months ended September 30, 2008, the Company issued 7,000 shares for these awards. There were no awards granted for the comparable periods in 2007. During the three and nine months ended September 30, 2008, the Company recognized $563,000 and $962,000, respectively, of RSUs stock-based compensation expense.

The weighted average fair value per share of the employee stock option grants and ESPP shares for the three and nine months ended September 30, 2008 and 2007 was estimated as of the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2008
Risk-free interest rate	3.27%	4.54%	2.92%	4.69%	2.38%	2.83%
Dividend yield	—	—	—	—	—	—
Expected life of awards (years)	6.02	6.08	6.01	6.08	1.16	1.12
Volatility	48.82%	56.00%	51.47%	58.30%	37.68%	37.85%
Forfeitures	7.00%	7.00%	7.00%	7.00%	—	—

Grant date fair value (per share)	$16.79	$10.60	$14.43	$10.80	$11.45	$14.45

The Company derived the risk-free interest rate assumption from the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by SAB No. 110, Share-Based Payment, based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies with publicly available share prices. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options, the Company utilized its historical forfeitures to estimate its future forfeiture rate at 7%. For its ESPP, the Company does not utilize a separate forfeiture rate since it adjusts ESPP stock-based compensation to actual contributions from the remaining participants at the end of each respective purchase period.

The Company records equity instruments issued to non-employee consultants as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalues the equity instruments as they vest. During the three and nine months ended September 30, 2008, the Company recognized $14,000 and $38,000, respectively, of non-employee stock-based compensation expense, as compared to $5,000 and $22,000 for the comparable periods in 2007.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The Company recognized stock-based compensation expense, as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Options & Other Awards	ESPP	Total	Options & Other Awards	ESPP	Total
	(in thousands, except per share data)
Cost of revenues	$451	$142	$593	$44	$—	$44
Sales and marketing	139	226	365	31	—	31
General and administrative	877	113	990	60	—	60
Research and development	—	—	—	16	—	16
	$1,467	$481	$1,948	$151	$—	$151
Impact on net income per common share: (1)
Basic	$(0.09)	$(0.03)	$(0.12)
Diluted	$(0.08)	$(0.03)	$(0.11)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Options & Other Awards	ESPP	Total	Options & Other Awards	ESPP	Total
	(in thousands, except per share data)
Cost of revenues	$1,011	$634	$1,645	$95	$—	$95
Sales and marketing	317	1,169	1,486	72	—	72
General and administrative	1,479	546	2,025	158	—	158
Research and development	—	—	—	47	—	47
	$2,807	$2,349	$5,156	$372	$—	$372
Impact on net income per common share: (1)
Basic	$(0.17)	$(0.14)	$(0.31)
Diluted	$(0.16)	$(0.13)	$(0.29)

(1)          There is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above due to use of the two-class method in the periods prior to the Company’s initial public offering. Therefore, the impact on net income per common share for the three and nine months ended 2007 is not presented. For an explanation of the methods used to calculate net income per share for the periods presented, see Note 8 in these notes to condensed consolidated financial statements.

7.            Income Tax (Benefit) Expense

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income during the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the net deferred tax assets will be realized.

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $28.0 million and $27.0 million, respectively. In each period since the Company’s inception, the Company had recorded a valuation allowance for the full amount of the Company’s net deferred tax assets, as the realization of the net deferred tax assets did not meet the “more likely than not” requirement under SFAS No. 109, Accounting for Income Taxes. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2010, respectively. As of December 31, 2007, the Company had federal research credit carryforwards of $908,000, which will begin expiring in 2021 and state research credit carryforwards of $1.2 million, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. The Company has had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and resulted in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, the Company’s net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $130,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Currently, the Company is not under examination by any taxing authorities.

As of September 30, 2008, although realization is not assured, the Company believed it was more likely than not that it would be able to realize its net deferred tax assets through the ordinary course of business and expected future taxable income. Therefore, the Company recorded a $9.8 million tax benefit representing the release of the valuation allowance against the net deferred tax assets during the three months ended September 30, 2008. The income tax benefit for the three and nine months ended September 30, 2008 was $6.2 million and $5.8 million, respectively. The income tax expense for the three and nine months ended September 30, 2007 was $114,000 and $274,000, respectively. As of September 30, 2008, the Company had $10.0 million in net deferred tax assets. Similarly, the Company had $14.9 million in net deferred tax assets at December 31, 2007 that were offset entirely by the valuation allowance.

The Company’s unrecognized income tax benefits decreased by $428,000 during the three months ended September 30, 2008. The adjustment decrease relates primarily to the recognition of additional uncertain income tax benefits related to its federal and state research credit carryforwards.

8.                 Net Income Per Share

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

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Subsequent to the Company’s initial public offering, EPS has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS has been calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS has been computed by dividing the net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, stock options, RSUs and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$15,428	$3,587	$26,006	$8,679
Income allocable to preferred stockholders	—	(3,485)	—	(8,522)
Net income allocable to common stockholders	$15,428	$102	$26,006	$157

Denominator:
Weighted average shares of common stock outstanding	16,568	318	16,379	249
Weighted average unvested shares of common stock subject to repurchase	(33)	(79)	(43)	(58)
Weighted average shares of common stock outstanding - basic	16,535	239	16,336	191
Dilutive effect of common equivalent shares	1,219	1,435	1,280	1,444
Weighted average shares of common stock outstanding - diluted	17,754	1,674	17,616	1,635

Net income per share:
Basic	$0.93	$0.43	$1.59	$0.82
Diluted	$0.87	$0.06	$1.48	$0.10

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Preferred stock	—	11,032	—	11,032
Preferred stock warrants	—	86	—	86
Common stock options	76	—	87	—
	76	11,118	87	11,118

GENOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Pro Forma Net Income Per Share

Pro forma basic and diluted net income per share have been computed to give effect to the conversion of convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis at the later of the beginning of the period or the issuance date, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	Pro Forma 2007	2008	Pro Forma 2007
	(in thousands, except per share data)
Numerator:
Pro forma net income allocable to common stockholders	$15,428	$3,587	$26,006	$8,679

Denominator:
Weighted average shares of common stock outstanding	16,568	318	16,379	249
Weighted average unvested shares of common stock subject to repurchase	(33)	(79)	(43)	(58)
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock	—	11,032	—	11,032
Pro forma weighted average shares of common stock outstanding - basic	16,535	11,271	16,336	11,223
Dilutive effect of common equivalent shares	1,219	1,501	1,280	1,505
Pro forma weighted average shares of common stock outstanding - diluted	17,754	12,772	17,616	12,728

Pro forma net income per share:
Basic	$0.93	$0.32	$1.59	$0.77
Diluted	$0.87	$0.28	$1.48	$0.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2007 and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 12, 2008.  Unless the context indicated otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

We maintain a website at www.genoptix.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or certain other information is available. Information contained in our website does not constitute a part of this report.

Forward-Looking Statements

The information in this discussion and in other items of this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II,  Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologists and oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow and other forms of cancer.

We were organized in 1999. We began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed and we evaluate, synthesize and summarize the results into an easy to read comprehensive report. As part of our CHART service offering, the hem/onc receives a detailed assessment of a patient’s disease progression over time, as our hempath integrates patient history and previous and current test results into a comprehensive diagnostic report. Test requisitions for more than half of the patient samples we processed for the three and nine months ended September 30, 2008 included our COMPASS or CHART service offerings.

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients and others for the specialized diagnostic services rendered to our hem/onc customers. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates.

Billing for diagnostic services is generally a highly complex activity. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

As a specialized diagnostic service provider, we rely extensively on our high quality of service to promote and maintain our relationships with our community-based hem/onc customers. We compete primarily based on the quality of testing, operations processes, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

We believe the key challenges in being able to continue to increase our market share, revenues and profitability are our ability to continue to hire and retain qualified sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to scale our internal infrastructure, our ability to maintain and strengthen our relationships with our hem/onc customers and our ability to continue to improve our operational, financial and management controls and reporting systems and procedures.

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month, revenues and cost of revenues per case and turn-around-time per case) and is focused on adding additional sales resources in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring and retaining hempaths to provide the professional services component to support continued growth. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels.

Management has initiated efforts to ensure that office and laboratory space is leased and improved to accommodate the necessary capacity requirements to meet our current and expanding business. Specifically, during the three months ended September 30, 2008, we substantially completed tenant improvements within our existing facility having converted warehouse and adjacent space to laboratory operations. Additionally, during this same period, we initiated tenant improvements on our newly leased office space, which will house our administrative functions. Together, these facility actions will approximately double our overall testing capacity and increase both cost of revenue and administrative expenses relating to the associated lease expense and depreciation of tenant improvements. For the three and nine months ended September 30, 2008, capital expenditures for these two projects totaled $3.8 million and $4.7 million, respectively. We expect to occupy these newly developed spaces by late 2008, and as a result of our newly increased capacity, we currently are not anticipating the need to expand into a new facility located in another region in 2009, as previously contemplated.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with United States of America generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances.

Materially different results can occur as circumstances change and additional information becomes known.

We believe there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.

We adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in the current period without material impact to the financial statements. For additional information on the recent accounting pronouncements affecting our business, see Note 1, Note 2 and Note 3 in the Notes to Condensed Consolidated Financial Statements.

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

In connection with our initial public offering, we implemented our ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase our common stock at a discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. The terms of the initial purchase period varied slightly, as the period extended from October 29, 2007 to June 30, 2008 and allowed for cash contributions in addition to employee payroll deductions. We value and account for our ESPP in accordance with FASB Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. This technical guidance required the delay of recognition of the associated stock-based compensation expense relating to this initial purchase period until the actual employee participation was known. In June 2008, the employee cash contributions were received and the related stock-based compensation expense was recorded.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and nine months ended September 30, 2008 and 2007.

For the three and nine months ended September 30, 2008, we derived approximately 62% and 60%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 37% and 39%, respectively, from Medicare and Medicaid; and the remaining approximate 1% for each period are from other sources. Our revenues are affected by changes in customer and case volume, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are typically updated annually. The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, includes a provision for a 1.1% conversion factor increase effective January 2009.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Revenue (1) (in thousands)	$32,087	$16,171	98%	$82,210	$40,770	102%
Number of cases	9,886	6,029	64%	27,048	15,717	72%
Revenues per case	$3,246	$2,682	21%	$3,039	$2,594	17%

(1)

During the three months ended September 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.5 million, of which $1.6 million pertains to the six months ended June 30, 2008. During the nine months ended September 30, 2008, we recorded positive changes in prior year accounting estimates to reduce contractual allowances, which increased our revenues by $2.2 million. In comparison, our revenues increased by $612,000 and $828,000 for the three and nine months ended September 30, 2007, respectively, as a result of changes in such prior year accounting estimates. These favorable changes in accounting estimates related to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods.

Revenues increased to $32.1 million and $82.2 million for the three and nine months ended September 30, 2008, respectively, (inclusive of the changes in prior period accounting estimates noted above) from $16.2 million and $40.8 million for the comparable periods in 2007. The increases of $15.9 million, or 98%, and $41.4 million, or 102%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to case volume increases of 64% and 72%, respectively; revenue per case increases of $564, or 21%, and $445, or 17%, respectively, as a result of a net increase in Medicare reimbursement rates for our key service offerings; and better than expected collections on our non-contracted business as reflected by the changes in accounting estimates, as discussed above. Case volumes, and therefore revenues, have increased during the three and nine months ended September 30, 2008, primarily as a result of the 63% increase in our sales force from September 30, 2007 to September 30, 2008. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further focus our sales representatives on in-person customer visits. Sales force productivity during the three and nine months ended September 30, 2008 also increased primarily as a result of more efficient selling efforts, enhanced recognition in the market, smaller geographies per sales representative, price increases and expanded service offerings.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits and stock-based compensation) of our Cartesian hempaths, licensed technicians, clinical service coordinators, or CSC, and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase, as our case volumes and revenues increase; we hire additional hempaths, technicians and support personnel; incur increased outside laboratory costs; and spend more on supplies to support these anticipated increases. Incrementally, we expect to see increasing logistic costs due to higher fuel surcharges and increasing facility costs as we occupy the newly completed laboratory expansion within our current facility and relocate administrative functions to our new headquarters facility in late 2008.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Cost of revenues (in thousands)	$12,282	$6,513	89%	$32,663	$16,543	97%
Cost of revenues (% of revenues)	38%	40%		40%	41%
Number of cases	9,886	6,029	64%	27,048	15,717	72%
Cost of revenues per case	$1,242	$1,080	15%	$1,208	$1,053	15%

Cost of revenues increased to $12.3 million and $32.7 million for the three and nine months ended September 30, 2008, respectively, from $6.5 million and $16.5 million for the comparable periods in 2007. As a percentage of revenue, cost of revenues for the three and nine months ended September 30, 2008 remained relatively consistent at 38% and 40%, respectively, from 40% and 41% for the comparable periods in 2007. Despite increased stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians, these percentages have remained relatively consistent due to higher revenues and leveraging of our fixed costs. This, in addition to favorable changes in revenue accounting estimates for prior periods, has resulted in gross margins of 62% and 60% for the three and nine months ended September 30, 2008, respectively, from 60% and 59% for the comparable periods in 2007. Stock-based compensation expense for cost of revenues was $593,000 and $1.6 million, or 2% of revenues, for each of the three and nine months ended September 30, 2008, respectively. We expect stock-based compensation expense to remain consistent in future periods as we grant additional awards to existing employees and new hires.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation and related travel costs for our sales personnel in the field) and depreciation and administrative-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional sales representatives and managers as part of our growth strategy.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Sales and marketing (in thousands)	$5,098	$3,127	63%	$14,529	$7,869	85%
Sales and marketing (% of revenues)	16%	19%		18%	19%

Sales and marketing expenses increased to $5.1 million and $14.5 million for the three and nine months ended September 30, 2008, respectively, from $3.1 million and $7.9 million for the comparable periods in 2007. The increases of $2.0 million, or 63%, and $6.6 million, or 85%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to incremental increases of $1.7 million and $6.2 million, respectively, for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel) and other cost increases due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. The number of sales representatives (including three regional managers) increased from 32 to 52 from September 30, 2007 to September 30, 2008, respectively. As a percentage of revenues, sales and marketing expenses have decreased to 16% and 18% for the three and nine months ended September 30, 2008, respectively, from 19% for each of the comparable periods in 2007, due to improved efficiencies with expanded territory coverage while fully utilizing the sales account managers. Stock-based compensation expense for sales and marketing was $365,000 and $1.5 million, or 1% and 2% of revenues, for the three and nine months ended September 30, 2008, respectively. We expect stock-based compensation expense to remain consistent in future periods as we grant additional awards to existing employees and new hires.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation), professional services and depreciation and administrative-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel; continue to comply with the reporting obligations applicable to publicly held companies; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth. Incrementally, we expect to see increasing facility costs as we relocate our administrative functions to our new headquarters facility in late 2008.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007 (1)	Change	2008	2007 (1)	Change
General and administrative (in thousands)	$5,786	$2,732	112%	$16,091	$6,997	130%
General and administrative (% of revenues)	18%	17%		20%	17%

(1)

During the three and nine months ended September 30, 2007, we recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts, which decreased general and administrative expenses by $134,000 and $197,000, respectively. These positive changes in accounting estimates were the result of continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of accounts receivable for services rendered in prior periods.

General and administrative expenses increased to $5.8 million and $16.1 million for the three and nine months ended September 30, 2008, respectively, from $2.7 million and $7.0 million for the comparable periods in 2007 (inclusive of the changes in prior period accounting estimates noted above). The increases of $3.1 million, or 112%, and $9.1 million, or 130%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to incremental increases of $2.0 million and $5.0 million, respectively, for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $554,000 and $1.8 million, respectively, for legal, insurance and consulting costs, and $418,000 and $1.1 million, respectively, for increased provision for doubtful accounts. Employee-related costs increased as a result of the total general and administrative headcount increasing 74% from 34 to 59 from September 30, 2007 to September 30, 2008, respectively, in support of operating as a public company and overall company growth. In addition, we have expanded our infrastructure by enhancing our information systems and implementing finance initiatives to improve billing and support our finance team in complying with added public company reporting obligations. Legal and consulting expenses increased as a result of regulatory initiatives, additional public company obligations and the ongoing development and maintenance of our compliance programs. As a percentage of revenues, general and administrative expenses have increased due to employee-related costs associated with additional headcount and increased incentives such as bonuses, profit-sharing and stock-based compensation expense, as well as provision for doubtful accounts and increased public company costs. Stock-based compensation expense for general and administrative was $990,000 and $2.0 million, or 3% and 2% of revenues, for the three and nine months ended September 30, 2008, respectively. We expect stock-based compensation expense to remain consistent in future periods as we grant additional awards to directors, existing employees and new hires.

Research and Development Expenses

Research and development expenses primarily consist of compensation, fringe benefits, depreciation, supplies and administrative-related costs allocated to research and development expenses. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized diagnostic services.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Research and development (in thousands)	$333	$143	133%	$1,003	$463	117%
Research and development (% of revenues)	1%	1%		1%	1%

For the three and nine months ended September 30, 2008, research and development expenses increased to $333,000 and $1.0 million, respectively, from $143,000 and $463,000 for the comparable periods in 2007. The increases of $190,000, or 133%, and $540,000, or 117%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, were primarily due to costs associated with in-house validation of diagnostic tests. As a percentage of revenues, research and development expenses have remained constant.

Interest Income, Interest Expense and Other Income

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest income	$671	$118	469%	$2,279	$245	830%
Interest expense	$(5)	$(72)	-93%	$(5)	$(231)	-98%
Other income	$(16)	$(1)	1500%	$28	$41	-32%

Interest income for the three and nine months ended September 30, 2008 increased primarily due to increased cash and cash equivalents and investment securities from our initial public offering proceeds and cash provided by operations. Our one remaining auction rate security, or ARS, had a cost basis of $5.0 million that has reset to progressively higher rates of return due to failed Dutch auctions. Despite the higher return associated with the failed ARS auction, we have had and will continue to expect lower returns on other investments due to current market conditions. We intend to continue to manage our investments to minimize the overall risk and maximize our returns.

Interest expense for the three and nine months ended September 30, 2008 was $5,000 for each period, as compared to $72,000 and $231,000 for comparable periods in 2007. This decrease in interest expense is a result of our repayment of borrowings during the three months ended December 31, 2007, in connection with our initial public offering.

Income Tax (Benefit) Expense

The income tax benefit for the three and nine months ended September 30, 2008 was $6.2 million and $5.8 million, respectively. The income tax expense for the three and nine months ended September 30, 2007 was $114,000 and $274,000, respectively. The income tax benefit was driven primarily by the release of a $9.8 million valuation allowance offsetting our net deferred tax assets during the three months ended September 30, 2008. Our projected taxable income for 2008 should utilize the available federal net operating losses with any remaining deferred tax assets to be utilized in subsequent years. Although realization is not assured, we believe it is more likely than not that we will be able to realize our net deferred tax assets through the ordinary course of business and expected future taxable income. As of September 30, 2008, we had $10.0 million in net deferred tax assets. Similarly, we had $14.9 million in net deferred tax assets at December 31, 2007, which was offset entirely by our valuation allowance. Due to our sustained profitability, our future effective tax rate will be approximately 45%. This rate is subject to the impact of nondeductible stock-based compensation expense in excess of any tax deductions from disqualifying dispositions.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $28.0 million and $27.0 million, respectively. In each period since our inception, we had recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the net deferred tax assets did not meet the “more likely than not” requirement under SFAS No. 109, Accounting for Income Taxes. If not used, the federal and state net operating loss carryforwards will begin expiring in 2020 and 2010, respectively. As of December 31, 2007, we had federal research credit carryforwards of $908,000, which will begin expiring in 2021and state research credit carryforwards of $1.2 million, which do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. We have had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and result in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, our net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $130,000, respectively. The net deferred tax assets were reduced due to the net operating loss and income tax credit limitations, with a corresponding reduction of the valuation allowance. Additional limitations on the use of these income tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Currently, we are not under examination by any taxing authorities.

Liquidity and Capital Resources

As of September 30, 2008, we had $97.1 million in cash, cash equivalents and short-term investment securities, primarily consisting of money market funds, corporate debt investment securities and government-sponsored enterprise investment securities. We have established guidelines relating to diversification and maturities of our investment securities to preserve principal and maintain liquidity.

As of September 30, 2008, we held an ARS with a cost basis of $5.0 million consisting of debt issued by a municipality, which is underwritten by an insurance agency and rated A2 by Moody’s Investors Service and AA by Standard & Poor’s. It is classified as a long-term investment security due to the current illiquidity in the ARS markets. Liquidity is obtained through a Dutch auction at pre-determined intervals, or every 35 days. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.

This auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. When auctions for this ARS failed, the investment was not readily convertible to cash. The funds associated with this failed auction will not be accessible without loss of principal until the issuer redeems the ARS, a successful auction occurs, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we may be required to hold it to maturity. Likewise, if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an other-than-temporary impairment charge to the condensed consolidated statement of operations.

The valuation of this security is based on an internally developed valuation analysis of interest rate spreads, the credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term. As a result of the estimated fair value, we have recorded a temporary impairment in the valuation of this security of $1.2 million during the three months ended September 30, 2008. The unrealized loss in the current period, net of deferred taxes, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market, we have classified this ARS investment security as a long-term asset on our balance sheet with a fair value of $3.8 million as of September 30, 2008. Because we were required to value this security using only subjective inputs, our valuations determined at a later date or by a third party, may be different from the fair values we have determined as of September 30, 2008.

We do not currently need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of September 30, 2008, the Company had total restricted cash of $360,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit expires on June 30, 2012, allowing for $90,000 annual reductions on June 30 of each year prior to expiration.

Our primary ongoing source of cash is cash receipts on accounts receivable from our revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO averaged 53 and 56 days in the three and nine months ended September 30, 2008, respectively, compared to 52 and 61 days for the comparable periods in 2007. As of September 30, 2008, our DSO was 56 days.

Our primary uses of cash are to fund operating expenses and the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as the provision for doubtful accounts, depreciation and stock-based compensation expense and is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund increased headcount includes salary and related employee benefit expenses. Acquisitions of property and equipment primarily consist of purchases of facility improvements, laboratory equipment and computer hardware and software.

Over the next 12 to 18 months, we estimate the costs associated with increasing our personnel to be approximately $20.0 to $25.0 million; the costs associated with the expansion of our existing laboratory and administrative facilities and establishing other new laboratory facilities to be approximately $10.0 to $15.0 million; and the costs associated with additional capital expenditures to be approximately $10.0 to $15.0 million. We believe our current cash and cash equivalents and investment securities will be adequate to fund our planned growth and operating activities through at least the next 24 months.

Regardless, we may be required to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•                  the current economy and financial markets;

•                  changes in regulations or payor policies, including reimbursement levels from governmental payors and private insurers, or contracting arrangements with payors or changes in other laws, regulations or policies; and

•                  the extent to which we expand our operations and increase our market share.

Below is a summary of our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$23,424	$9,053
Net cash used in investing activities	(52,805)	(788)
Net cash provided by (used in) financing activities	566	(1,989)
Net (decrease) increase in cash and cash equivalents	$(28,815)	$6,276

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2008 and 2007 was $23.4 million and $9.1 million, respectively. The net incremental increase of $14.4 million, or 159%, was primarily due to incremental increases of $17.3 million in net income due primarily to increased revenues, an additional $4.8 million of non-cash stock-based compensation expense, an increased provision for doubtful accounts of $1.1 million, an additional increase of $2.4 million in accounts payable, accrued expenses and accrued compensation due to timing of payouts, an increase of $2.8 million in income tax payable primarily due to a recent California law temporarily suspending the use of net operating loss benefits resulting in retroactive California state income tax payable since January 1, 2008; offset by a $9.5 million change in deferred taxes primarily due to the release of our valuation allowance against our net deferred tax assets and $5.7 million of incremental increases to accounts receivable as a result of increased revenues.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 and 2007 was $52.8 million and $788,000, respectively. The net incremental increase of $52.0 million in cash used in investing activities primarily pertains to $45.5 million of net purchases of short-term and long-term investment securities. This increased activity pertains to short-term and long-term investment securities purchased and sold with proceeds from our initial public offering and cash generated from operations. Additionally, we had increased capital expenditures of $6.2 million pertaining to tenant improvements for expansion of our current facility and our new corporate offices and purchases of laboratory equipment, computers, software and furniture in support of our headcount growth across all functional areas and facility expansion.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 of $566,000 pertains to $1.2 million of net proceeds from the exercise of stock options and warrants, including the purchase by employees of approximately 63,000 shares under the ESPP and $118,000 excess tax benefits related to disqualifying dispositions on stock-based compensation awards, offset by payments of $764,000 for expenses associated with our public offerings. Net cash used in financing activities during the nine months ended September 30, 2007 of $2.0 million pertains to the principal payments on long-term financing and capital leases of $1.2 million and costs paid in connection with our public offerings $1.1 million; offset by notes payable issuances of $284,000 and proceeds from the exercise of stock options of $50,000.

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

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and customer service departments. The noncancelable future minimum payments under the lease total $293,000, $361,000 and $30,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In connection with the April 2008 lease noted below, the February 2008 lease was terminated in August 2008. As such, the 2008 payments under this contract have been transferred and will increase the noncancelable future minimum lease payments under the April 2008 lease. In addition, the 2009 and 2010 future minimum payments of $361,000 and $30,000, respectively, were cancelled.

In April 2008, we entered into a six-year operating lease beginning January 1, 2009 for additional office space in Carlsbad, California to relocate and house our future administration offices commencing as of the date of substantial completion of improvements, estimated to occur in late 2008. Our billing and customer service departments relocated to this facility in August 2008 at the time of the lease termination discussed above. The lease contains one five-year extension option and is subject to annual rent increases. In September 2008, we amended the lease to include an additional suite in the building to house our human resources department. Our existing building will be fully dedicated to clinical laboratory applications when the administration functions are moved in late 2008 to our new headquarters facility. The amended noncancelable future minimum payments under the lease total approximately $73,000, $1.5 million, $1.5 million, $1.6 million, $1.6 million and $3.4 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

From time to time, we may enter into contracts with suppliers, manufacturers and other third parties under which we may be required to make payments. Our disclosures do not reflect any future obligations that may arise in the event that we establish additional facilities to house our operations.

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

As of September 30, 2008, we held an ARS with a cost basis of $5.0 million consisting of debt issued by a municipality, which is underwritten by an insurance agency and rated A2 by Moody’s Investors Service and AA by Standard & Poor’s. It is classified as a long-term investment security due to the current illiquidity in the ARS markets. Liquidity is obtained through a Dutch auction at pre-determined intervals, or every 35 days. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.

This auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. When auctions for this ARS failed, the investment was not readily convertible to cash. The funds associated with this failed auction will not be accessible without loss of principal until the issuer redeems the ARS, a successful auction occurs, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we may be required to hold it to maturity. Likewise, if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an other-than-temporary impairment charge to the condensed consolidated statement of operations.

The valuation of this security is based on an internally developed valuation analysis of interest rate spreads, the credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term. As a result of the estimated fair value, we have recorded a temporary impairment in the valuation of this security of $1.2 million during the three months ended September 30, 2008. The unrealized loss in the current period, net of deferred tax, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market, we have classified this ARS investment security as a long-term asset on our balance sheet with a fair value of $3.8 million as of September 30, 2008. Because we were required to value this security using only subjective inputs, our valuations determined at a later date or by a third party, may be different from the fair values we have determined as of September 30, 2008.

We do not currently need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations and other private payors, such as hospitals and private medical groups. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates we are paid. For example, the consumer price index, or CPI, update of the clinical laboratory fee schedule for 2004 through 2008 was frozen by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. Although this modification to Medicare’s reimbursement rates did not materially affect the amount paid by Medicare for our current services, future modifications to Medicare’s reimbursement rates or the reimbursement rates from other governmental payors could significantly reduce the amounts we receive for the services we provide. Payment rates also may be impacted given that, as of January 1, 2010, we will no longer be able to submit claims to Medicare for our pathology services for hospital patients, but instead will be required to bill hospitals directly for services rendered.

Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. The Medicare physician fee schedule is typically updated annually and CMS, the agency responsible for administering the Medicare program, has made a number of methodological changes to components of the formula used to calculate the payment rate. Although, these methodological changes in the past have resulted in significant reductions in the reimbursement for the pathology services we provide, Congressional action has consistently overridden such reductions and provided increases to the fee schedule on an annual basis. For example, for the 2008 annual period, the fee schedule methodology would have reduced Medicare payments for many of the services we provide by approximately 10%. However, effective January 1, 2008, as a result of the Medicare, Medicaid and SCHIP Extension Act of 2007, the conversion factor was increased by 0.5% for payment of claims with dates of service from January 1, 2008 through June 30, 2008. On July 15, 2008, Congress overrode a Presidential veto to pass the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which extended the 0.5% conversion factor increase for the remainder of 2008, followed by a 1.1% increase effective January 2009. Nevertheless, future Congressional action cannot be assured (particularly in light of the elections in November 2008) and future methodological changes may result in reductions or increases to the Medicare physician fee schedule.

The Medicare Modernization Act of 2003 mandated creation of Medicare Administrative Contractors, or MACs, replacing the current system of fiscal intermediaries who oversee fee-for-service claims for the Medicare Part A and Part B programs. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. The full transition to Palmetto GBA has occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCD, was based on the principal of “least restrictive.” New LCD’s related to our specialized diagnostic services were introduced as a result of the consolidation process. This policy change may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in reimbursement that could have an impact on us and our results of operations.

Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program, which was the subject of a CMS demonstration project in Carlsbad, California, pursuant to the requirements of the MMA. The implementation of the demonstration project was delayed due to a federal preliminary injunction and the MIPPA subsequently repealed the competitive bidding demonstration project. If later implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

In addition, some private insurers and other third party payors link their rates to Medicare’s reimbursement rates and a reduction in Medicare reimbursement rates for clinical laboratory and pathology services could result in a corresponding reduction in the reimbursements we receive from such third party payors. Any reductions in reimbursement levels for our specialized diagnostic services would decrease our revenues and adversely affect our results of operations and financial condition.

*                 Operating as a non-contracting provider with certain payors may adversely affect our results of operations and financial condition and contracting with those payors may be disadvantageous to us.

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three and nine months ended September 30, 2008 and 2007. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

Should any of the third party payors with whom we are not contracted insist that we enter into a contract for the specialized diagnostic services we provide, the resulting contract may contain pricing and other terms that are materially less favorable to us than the terms under which we currently operate. If revenues from a particular payor increase, there is heightened risk that such a third party payor will insist that we enter into contractual arrangements that contain such terms. If we refuse to enter into a contract with such a third party payor, they may refuse to cover and reimburse for our services, which may lead to a decrease in case volume and a corresponding decrease in our revenues. If we contract with such a third party payor, although our case volume may increase as a result of the contract, our revenues per case under the contractual agreement and gross margins may decrease. The overall net result of contracting with third party payors may adversely affect our business, results of operations and financial condition.

*                 Changes in regulations, payor policies or contracting arrangements with payors or changes in other laws, regulations or policies may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.

Governmental payors, private insurers and other private payors have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for clinical laboratory and pathology services, including the specialized diagnostic services we provide. In addition, as a result of the focus on healthcare reform in connection with the 2008 Presidential election, there is risk that Congress may implement changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including hem/oncs, will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.

For approximately half of our revenues for the three and nine months ended September 30, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended September 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.5 million, of which $1.6 million pertains to the six months ended June 30, 2008. During the nine months ended September 30, 2008, we recorded positive changes in prior year accounting estimates to reduce contractual allowances, which increased our revenues by $2.2 million. In comparison, our revenues increased by $612,000 and $828,000 for the three and nine months ended September 30, 2007, respectively, as a result of changes in such prior period accounting estimates. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters), which may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although during the past several quarters we have experienced favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

Increased competition, including from competitors replicating our key service offerings in the future and the failure to provide a higher quality of service than that of our competitors could adversely affect our revenues and profitability.

The laboratory services industry generally is intensely competitive both in terms of service and price and it continues to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and change service levels, resulting in more intense competition. Most of our existing competitors and many potential competitors have substantially greater financial, selling, logistical and laboratory resources, more experience in dealing with third party payors for the services we provide and greater market penetration, purchasing power and marketing budgets, as well as more experience in providing diagnostic services.

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

Because we do not rely on our intellectual property portfolio to impede others from copying our business, there are no significant barriers to entry into our business and new or existing laboratories could replicate our key service offerings and business model and enter our market to compete with us with relatively low upfront investments, which would adversely affect our business and prospects.

We are highly dependent on Cartesian Medical Group, Inc. for the services of our hempaths and any significant difficulties in recruiting or retaining these highly trained hempaths could adversely affect our revenues and results of operations.

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian. Cartesian is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by us at any time on 60 days’ prior written notice and either party may terminate the PSA upon the other party’s uncured material breach. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

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

Our sales personnel have developed and maintain close relationships with a number of healthcare professionals. In particular, our sales force focuses its efforts on developing relationships with community-based hem/oncs and other healthcare professionals who are decision makers in their offices. Our sales depend on the use of our specialized diagnostic services by these community-based hem/oncs and other healthcare professionals and successful marketing of our services depends on educating these community-based hem/oncs and other healthcare professionals as to the distinctive characteristics, benefits, high quality and value of our specialized diagnostic services compared to those of our competitors.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, laboratory and other personnel. For example, we are highly dependent on the operational and financial expertise of our executive officers. The loss of the services of any of our executive officers, particularly Tina S. Nova, Ph.D., our president and chief executive officer, could impede our growth. In particular, our executive officers currently perform all of our policy-making functions, are in charge of our principal business units, divisions and functions and are solely responsible for all key decisions. We are also dependent on our key employees and consultants, who are important to our business and assist and support our executive officers in implementing and executing these officers’ key decisions. If we lose any of our executive officers or key employees and consultants, other of these individuals may be required to fulfill his or her duties and spend time finding a replacement. We may not be able to find suitable replacements and our business may be harmed as a result. We do not maintain “key woman” or “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ our executive officers and key employees on an at-will basis and their employment can be terminated by them or us at any time.

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

*                 We may experience difficulties in managing our growth and our growth rate may decline.

Our revenues have grown to $32.1 million and $82.2 million for the three and nine months ended September 30, 2008, respectively, from $16.2 million and $40.8 million for the comparable periods in 2007. This growth has put significant pressure on our systems and operations. As of September 30, 2008, we employed 246 employees, including Cartesian employees and six part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

*                 We are currently expanding our infrastructure, including through the acquisition and development of additional office space and the expansion of our current laboratory capacity at our existing facility and we intend to further expand our infrastructure by establishing a new laboratory facility and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and customer service departments. The noncancelable future minimum payments under the lease totaled $293,000, $361,000 and $30,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In connection with the April 2008 lease noted below, the February 2008 lease was terminated in August 2008. As such, the 2008 payments under this contract have been transferred and will increase the noncancelable future minimum lease payments under the April 2008 lease. In addition, the 2009 and 2010 future minimum payments of $361,000 and $30,000, respectively, were cancelled.

In April 2008, we entered into a six-year operating lease beginning January 1, 2009 for additional office space in Carlsbad, California to relocate and house our future administration offices commencing as of the date of substantial completion of improvements, estimated to occur in late 2008. Our billing and customer service departments relocated to this facility in August 2008 at the time of the lease termination discussed above. The lease contains one five-year extension option and is subject to annual rent increases. In September 2008, we amended the lease to include an additional suite in the building to house our human resources department. Our existing building will be fully dedicated to clinical laboratory applications when the administration functions are moved in late 2008 to our new headquarters facility. The amended noncancelable future minimum payments under the lease total approximately $73,000, $1.5 million, $1.5 million, $1.6 million, $1.6 million and $3.4 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Although all our facilities are in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we intend to expand our infrastructure, including establishing a second laboratory facility in another geographic market and expanding further our backup systems. Although we currently anticipate selecting a site for our new facility in late-2009, in order to establish the new laboratory facility, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a second facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

If our Carlsbad laboratory facility becomes inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

We currently do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory facility located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facilities, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facilities may be harmed or rendered inoperable by natural or people-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, in 2007 we experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation and we may be unable to regain those customers in the future. Our insurance carriers and insurance policies covering damage to our property and the disruption of our business may become financially unstable or may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of September 30, 2008, we had an allowance for doubtful accounts of $3.3 million, which includes net write-offs and recoveries of $611,000 for the nine months ended September 30, 2008.

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

We, Cartesian and/or our hempaths may be sued, or may be added as an additional party, under physician liability or other liability law for acts or omissions by our hempaths, laboratory personnel, CSCs, and other employees and consultants, including but not limited to being sued for misdiagnoses or liabilities arising from the professional interpretations of test results. We, Cartesian and/or our hempaths may periodically become involved as defendants in medical malpractice and other lawsuits and are subject to the attendant risk of substantial damage awards, in particular in connection with our COMPASS service offering. Our hempaths are insured for medical malpractice risks on a claims-made basis under traditional professional liability insurance policies. We also maintain general liability insurance that covers certain claims to which we may be subject. Our general insurance does not cover all potential liabilities that may arise, including governmental fines and penalties that we may be required to pay, liabilities we may incur under indemnification agreements and certain other uninsurable losses that we may suffer. It is possible that future claims will not be covered by or will exceed the limits of our insurance coverage.

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

We rely on third parties for the manufacture and supply of all of our laboratory instruments, equipment and materials, including consumables such as reagents and disposable test kits, that we need to perform our specialized diagnostic services and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Certain of our suppliers provide us with analyte specific reagents, or ASRs, which serve as building blocks in the diagnostic tests we conduct in our laboratory. These suppliers are subject to regulation by the U.S. Food and Drug Administration, or FDA, and must comply with federal regulations related to the manufacture and distribution of ASR products. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

*                 Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.

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

If Federal Express or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

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

Although we have taken steps to protect our trade secrets and unpatented expertise, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants and advisors, third parties may still be able to obtain this information or we may be unable to protect our rights. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented expertise is expensive and time-consuming and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and expertise and we would not be able to prevent their use.

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

*                    Failure in our information systems, or IS, telephone or other systems could significantly disrupt our operations and adversely affect our business and financial condition.

IS and telephone systems are used extensively in virtually all aspects of our business, including laboratory testing, sales, billing, customer service, logistics and management of medical data. The success of our business depends on the ability to obtain, process, analyze, maintain and manage this data and periodically enhance our IS, telephone and other systems to facilitate the continued growth of our business. Our management relies on our information systems because:

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

*                 We may experience difficulty in identifying, acquiring or in-licensing and integrating third parties’ products, services, businesses and technologies into our current infrastructure and we may not be able to successfully execute on and integrate such products, services, businesses or technologies, which could disrupt our business and adversely affect our results of operations and financial condition.

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

•                  increased regulatory, compliance and litigation risk;

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

We work with hazardous materials, including chemicals, biological agents and compounds, blood and bone marrow samples and other human tissue, that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties.

In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers’ compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected.

*                 We have a limited operating history, have had net operating losses for several years, had an accumulated deficit of $16.0 million as of September 30, 2008, and only recently became profitable, and we are unable to predict with certainty whether we will remain profitable.

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

We have incurred losses in each full fiscal year since our inception prior to 2007. As of September 30, 2008, we had an accumulated deficit of $16.0 million. For the years ended December 31, 2005 and 2006, we had net losses of $9.2 million and $3.8 million, respectively. During the three months ended September 30, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.5 million, of which $1.6 million pertains to the six months ended June 30, 2008. During the nine months ended September 30, 2008, we recorded positive changes in prior year accounting estimates to reduce contractual allowances, which increased our revenues by $2.2 million. In comparison, our revenues increased by $612,000 and $828,000 for the three and nine months ended September 30, 2007, respectively, as a result of changes in such prior period accounting estimates. We may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will remain profitable or predict the extent of our profitability or future losses.

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

Risks Relating to Regulatory and Compliance Matters

*                    We conduct business in a heavily regulated industry and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenues, adversely affect our results of operations and financial condition and harm our business.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity following the 2008 Presidential election, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

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

•                  Occupational Safety and Health Administration rules and regulations; and

•                  changes to other federal, state and local laws, including tax laws.

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

•                  the federal False Claims Act that prohibits individuals or entities from knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent;

•                  HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•                  the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity and which also prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three and nine months ended September 30, 2008 and 2007, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

*                 Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 37% and 39% of our revenues for the three and nine months ended September 30, 2008, respectively. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, California requires that we maintain a license to conduct testing in California and California law establishes standards for our day-to-day laboratory operations, including the training and skill required of laboratory personnel and quality control. Certain other states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that we hold licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

Certain of our specialized diagnostic tests take advantage of the “home-brew” exception from the FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

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

The manner in which licensed physicians can be organized to perform and bill for medical services is governed by state laws and regulations. Under the laws of some states, including California, business corporations generally are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians. All of the hempaths that we utilize in connection with providing our specialized diagnostic services are employed by Cartesian. Cartesian is a California professional corporation we formed for the purpose of providing professional medical services in conjunction with the diagnostic services that we provide. On December 31, 2005, we entered into the PSA with Cartesian, pursuant to which these hempaths provide professional services to us. Prior to that time, we employed these hempaths, which could result in the potential assertion by regulatory authorities that we were engaged in the corporate practice of medicine.

We believe that we currently are in compliance in all material respects with the laws governing the corporate practice of medicine in California. If regulatory authorities or other parties were to assert that we were engaged in the corporate practice of medicine currently or prior to December 31, 2005, or if California laws governing the corporate practice of medicine were to change, we could be required to restructure our contractual and other arrangements and we and/or our hempaths could be subject to civil or criminal penalties. In addition, the provision of our specialized diagnostic services, which rely heavily on the professional services provided by our hempaths, could be interrupted or suspended, which would adversely affect our business, results of operations and financial condition.

Risks Relating to Our Finances and Capital Requirements

*                 Negative conditions in the global credit markets and financial services and other industries may impair the liquidity of a portion of our investment portfolio or may otherwise adversely affect our business.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of corporate debt investment securities, government-sponsored enterprise investment securities and ARS.

As of September 30, 2008, we held an ARS with a cost basis of $5.0 million consisting of debt issued by a municipality, which is underwritten by an insurance agency and rated A2 by Moody’s Investors Service and AA by Standard & Poor’s. It is classified as a long-term investment security due to the current illiquidity in the ARS markets. Liquidity is obtained through a Dutch auction at pre-determined intervals, or every 35 days. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of investment securities submitted for sale has exceeded the amount of purchase orders for such investment securities. If there is insufficient demand for the investment securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.

This auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. When auctions for this ARS failed, the investment was not readily convertible to cash. The funds associated with this failed auction will not be accessible without loss of principal until the issuer redeems the ARS, a successful auction occurs, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we may be required to hold it to maturity. Likewise, if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an other-than-temporary impairment charge to the condensed consolidated statement of operations.

The valuation of this security is based on an internally developed valuation analysis of interest rate spreads, the credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability to obtain liquidity in the near-term. As a result of the estimated fair value, we have recorded a temporary impairment in the valuation of this security of $1.2 million during the three months ended September 30, 2008.The unrealized loss in the current period, net of deferred tax, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market, we have classified this ARS investment security as a long-term asset on our balance sheet with a fair value of $3.8 million as of September 30, 2008. Because we were required to value this security using only subjective inputs, our valuations determined at a later date or by a third party, may be different from the fair values we have determined as of September 30, 2008.

We do not currently need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

In addition to the continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

*                    We may need to raise additional capital in the future, which may not be available on favorable terms or at all, which may cause dilution to our existing stockholders or require us to be subject to certain restrictions.

We may need to raise additional capital in the future. Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our initial public offering, private placements of preferred stock and debt, and more recently cash flow from operations. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to continue to generate cash flow from operations or if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financing environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership in our company will be diluted.

*                    We expect to continue to incur significant increased costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we currently expect to be at least $2.2 million per year. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and substantial changes in executive compensation disclosure. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. As a public company, it is more difficult and more expensive for us to renew director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

*                    Future changes in financial accounting standards or practices, or existing taxation rules or practices, may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in September 2008 the State of California passed a law, effective January 1, 2008, to suspend California net operating losses for two-years pertaining to certain corporations doing business within California. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this does require us to pay income tax associated with our taxable income for the tax years 2008 and 2009, which our California deferred net operating loss otherwise would have eliminated. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior years’ items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax.

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

•                  changes in economic conditions, in the global credit markets and financial services and other industries and the United States Federal government response to developments in the economy and such markets and industries;

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

•                  discussion of us or our stock price by the general media, online investor communities or financial industry or medical press;

•                  impairment of any of our assets, including our investment securities;

•                  changes in GAAP; and

•                  changes in federal or state tax laws.

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

As of October 27, 2008, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 32% of our common stock. As a result, these stockholders, acting together, are able to exert significant control over all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*                 Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act, or Rule 144, and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, or Rule 701, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. In addition, approximately 1.2 million shares are eligible for sale upon the exercise of vested options outstanding as of September 30, 2008.

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

We have never paid dividends on our capital stock and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144997) that was declared effective by the SEC on October 29, 2007, which registered an aggregate of 5,750,000 shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On November 2, 2007, 4,735,714 shares of common stock were sold on our behalf, including 450,000 shares sold by us upon exercise in full of the underwriters’ over-allotment options and 1,014,286 shares of common stock were sold on behalf of the selling stockholders, including 300,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $17.00 per share, for an aggregate gross offering price of $80.5 million to us resulting in net offering proceeds to us of approximately $72.5 million (after deducting underwriting discounts, commissions and offering costs) and gross offering proceeds of $17.2 million to the selling stockholders.

As of September 30, 2008, we had invested $8.1 million of net proceeds from our initial public offering in corporate debt investment securities, government-sponsored enterprise investment securities and ARS with the balance of the net proceeds held in money market funds. Through September 30, 2008, we have used $55.4 million of the net proceeds to fund the incremental working capital requirements to grow our business, $7.2 million to purchase capital equipment and $1.8 million to repay our outstanding long-term debt. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity investment securities, or any other affiliate (except for proceeds used for normal operating expense relating to officers and directors, such as approved compensation and business expense reimbursements). We intend to use the remaining proceeds to increase our personnel, expand our current laboratory capacity within our existing facility, establish additional administrative offices and a second laboratory facility, expand our backup systems, opportunistically pursue new collaborations or acquisitions and fund working capital and for general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management has broad discretion in the application of the net proceeds.

Item 5.  Other Information.

On November 5, 2008, our Board of Directors authorized the amendment and restatement of our Amended and Restated Bylaws, to, among other things, amend certain provisions providing for advance notice of stockholder proposals and nominations for director (other than proposals properly made in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, and proposals brought (or nominations made) by or at the direction of our Board of Directors) in order to (i) clarify that stockholder proposals and nominations for director must comply with the advance notice provisions in the Amended and Restated Bylaws; and (ii) provide us and our stockholders with expanded and updated information that may be material to stockholders’ evaluation of such proposals and nominees for director, including, among other things, expanded disclosure regarding director nominees and proponents’ economic, voting and other interests and relationships, including derivative securities, voting arrangements, short positions or other interests, related to us and our common stock.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
4.1(2)	Form of the Registrant’s Common Stock Certificate.
4.2(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on April 19, 2002 to General Electric Corporation.
4.3(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on July 29, 2002 to General Electric Corporation.
4.4(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on November 26, 2002 to Comerica Bank.
4.5(2)	Amended and Restated Warrant to Purchase Stock issued by the Registrant on March 8, 2004 to Comerica Bank.
4.6(2)	Warrant to Purchase Stock issued by the Registrant on May 9, 2005 to Comerica Bank.
4.7(2)	Warrant to Purchase Stock issued by the Registrant on May 30, 2006 to Comerica Bank.
4.8(2)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders.
4.9(2)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders.
10.1	Termination of Lease, dated August 8, 2008, by and between Blackmore Signal Hill, L.P. and the Registrant.
10.2(3)	First Amendment To Standard Multi-Tenant Office Lease, dated September 15, 2008, by and between Allen Joseph Blackmore, Trustee and the Registrant.
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)               Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on September 17, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: November 6, 2008	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Senior Vice President and Chief FinancialOfficer
(Duly Authorized Officer and Principal Financial Officer)