Form 10-K
period 2008-12-31
GENOPTIX INC
filed 2009-02-26
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33753

GENOPTIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0840570
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1811 Aston Avenue, Carlsbad California	92008
(Address of principal executive offices)	(Zip Code)

(760) 268-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $263 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $31.55 per share on June 30, 2008.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 15, 2009, was 16,768,441.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on June 2, 2009 are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

GENOPTIX, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

i

PART I

Forward-Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC.

Forward-looking statements include, but are not limited to, statements about:

•	the expected reimbursement levels from governmental payors and private insurers;

•

application of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996, or HIPAA, regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws, to our business and the services we provide;

•	regulatory developments in the United States;

•	our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988, or CLIA;

•	our ability to expand our operations and increase our market share;

•	our ability to expand our service offerings by adding new testing capabilities;

•	our ability to compete with other clinical diagnostic laboratories;

•	our expected growth in revenues and profitability;

•	Cartesian’s ability to hire and retain an adequate number of highly trained hematopathologists;

•	our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	the accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

These forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K, and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1.    Business.

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologists and oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding hem/oncs in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

Our key service offerings, COMPASSSM and CHART®, are designed to meet the specific needs of community-based hem/oncs. Our COMPASS service offering includes the determination by our hempaths of the appropriate diagnostic tests to be conducted and the performance of these tests. We then evaluate, synthesize and summarize the results into an easy to read comprehensive report, and our hempaths are available to interpret these results jointly with the hem/onc, giving them the benefit of our expertise and analytical experience. Our CHART service offering combines multiple COMPASS assessments and analyses of disease progression after intervening clinical action, providing the hem/onc with a valuable diagnostic tool to track both a patient’s disease and response to the hem/onc’s prescribed treatment regimen over time.

Our revenue growth rate reflects the value of our differentiated service offerings to these community-based hem/oncs. Our revenues increased 96% to $116.2 million for the year ended December 31, 2008, up from $59.3 million for the year ended December 31, 2007. Income from operations increased to $26.6 million for the year ended December 31, 2008 up from $13.0 million for the year ended December 31, 2007, despite our increased headcount, facility costs and public company costs.

We were incorporated in Delaware in January 1999. Our principal executive offices are located at 1811 Aston Avenue, Carlsbad, California 92008 and our telephone number is (760) 268-6200. Our corporate website address is www.genoptix.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K. Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Genoptix,” “Genoptix Medical Laboratory,” “we,” “us” and “our” refer to Genoptix, Inc., a Delaware corporation. Genoptix, Inc. does business as Genoptix Medical Laboratory.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the SEC. The public may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding Genoptix and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.genoptix.com. We also regularly post on our corporate website copies of our press releases as well as additional information about us. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or certain other information is available.

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

Our clinical services coordinators, or CSCs, work with the hempath responsible for the patient case to ensure the quality, completeness and consistency of the report. A detailed report including results of all tests performed is delivered either through eCOMPASS, our secure web-based patient reporting system, by facsimile, courier or mail, direct interface into our customer’s information system or printer, or personally over the telephone, based upon the preference of the ordering hem/onc. In addition, our hempath responsible for the patient case is clearly identified and readily available to discuss any aspect of the patient case with the ordering hem/onc.

We believe this integrated approach provides a key service to community-based hem/oncs and enables us to capitalize on a large, unmet market opportunity.

Market Overview and Opportunity

We focus on marketing our specialized diagnostic services to community-based hem/oncs treating malignancies of the blood and bone marrow, and other forms of cancer. According to the National Cancer Institute, or NCI, and the American Cancer Society, or ACS, there were approximately 850,000 patients in the United States living with malignancies or pre-malignant diseases of the blood and bone marrow in 2004, with more than 150,000 new cases being diagnosed each year. A 2005 survey by the American Medical Association, or AMA, reports that these patients are served through approximately 11,000 practicing hem/oncs, and that approximately 79% of these hem/oncs practice in the community setting. According to the AMA, from 1998 to 2007, the number of practicing hem/oncs grew at an annual rate of approximately 3.9%, significantly outpacing the approximately 2.4% overall annual growth in physicians in the United States.

In order for hem/oncs to make the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they require highly specialized diagnostic services. Serial blood and bone marrow examinations are typically performed to follow the progress of the disease and the patient’s response to therapy. The typical bone marrow case consists of histopathology, flow cytometry, molecular testing and cytogenetic assessments. Based on our experience to date, approximately 60% of our patient cases consist of bone marrow cases and approximately 40% consist of blood-based cases. Based on our experience to date and Medicare reimbursement rates that were effective as of January 1, 2009 for these procedures, the average bone marrow case generates service revenues of at least $3,000. The typical blood-based case does not require the same degree of complexity as a bone marrow case and generally consists of only one or more of the assessments typically performed in a bone marrow case, or a Circulating Tumor Cell, or CTC, test. Based on our experience to date and Medicare reimbursement rates that were effective as of January 1, 2009 for these procedures, blood-based cases generate service revenues ranging from approximately $100 per case up to $3,000 per case or more, depending upon the tests included in each case. Based upon estimates from the Centers for Medicare and Medicaid Services, or CMS, we believe there are more than 375,000 bone marrow procedures performed annually in the United States, each of which includes at least one bone marrow test, and that the bone marrow testing market alone represents at least a $1.0 billion opportunity annually. In addition, based upon our patient case mix and the number of people diagnosed with malignancies and pre-malignancies of the blood and bone marrow each year, we believe there are more than 250,000 blood-based tests for liquid and solid tumors performed annually in the United States.

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

Our Competitive Strengths

Personalized and Comprehensive Approach Focused on the Specific Diagnostic Needs of Community-Based Hem/Oncs

Our entire process from specimen collection to delivery of a comprehensive diagnostic report is tailored to the specific needs of the community-based hem/onc. Upon arrival of a specimen at our facilities, one of our hempaths conducts a detailed review of the patient case, determines its acuity and urgency and whether immediate intervention may be required, and ensures that the appropriate tests are ordered and conducted. We then assign the entire patient case to a single hempath, who interprets and integrates all test results. In our COMPASS and CHART service offerings, our hempath integrates patient history and current and previous test results into a comprehensive summary diagnosis. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. In addition, our hempath responsible for the patient case is clearly identified and readily available to the ordering hem/onc to personally discuss any aspect of the patient case. We believe that this approach better serves the specific needs of community-based hem/oncs by providing a differentiated, specialized and integrated service and key diagnostic tools that enable them to provide better patient care.

Differentiated Value Proposition Through COMPASS and CHART Service Offerings

Our key service offerings, COMPASS and CHART, are specifically designed to address the unmet needs of community-based hem/oncs. Our COMPASS service offering involves the determination by our hempaths of the appropriate diagnostic tests to be conducted and the performance of these tests. We then evaluate, synthesize and summarize the results into an easy to read comprehensive report, and our hempaths are available to interpret these results jointly with the hem/onc, giving them the benefit of our expertise and analytical experience. Our CHART service offering combines multiple COMPASS assessments and analyses of disease progression after intervening clinical action, providing the hem/onc with a diagnostic tool to track both a patient’s disease and response to the hem/onc’s prescribed treatment regimen. We believe our COMPASS and CHART service offerings facilitate efficient and effective patient care by providing hem/oncs with a clear, concise and actionable diagnosis rather than just providing individual test results.

Highly Trained and Specialized Personnel

Our highly trained and specialized sales representatives, hempaths and CSCs are an important factor in providing our services and enabling our growth.

Our sales representatives are highly experienced, with strong technical knowledge and an extensive understanding of the community-based hem/onc’s practice. Each of our sales representatives typically has a four-year Bachelor of Science or Arts degree, preferably in the biological sciences, a three-to five-year history selling diagnostic services or specialty pharmaceuticals directly to hem/oncs, and has completed extensive in-house sales training programs, including training on applicable regulatory and compliance issues.

Our extensive staff of hempaths have over 200 years of combined hematopathology expertise. Their credentials and substantial experience with highly challenging diagnoses permits them to collaboratively discuss difficult cases in a manner typically found in an academic setting.

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

Experienced Management Team and Metric Driven Culture

We are led by Tina S. Nova, Ph.D., our president and chief executive officer. In addition to her work with us, Dr. Nova has been involved in the co-founding of three life science companies, two of which completed initial public offerings, or IPOs, and one of which was acquired. As our chief executive officer, Dr. Nova leads an experienced executive management team with an average of more than 20 years of healthcare industry, financial or operational experience. Our management team has created a culture of accountability throughout the organization in which we track the performance of our services real time and use our extensive internal systems and processes to continuously measure the performance of our business operations. For example, we track and measure the daily average speed for answering calls, the percentage of calls answered live, the average turn around time for each of our services and general customer buying patterns, including cases per month, frequency of orders and tests per case. We believe that our metric driven culture results in higher quality services, increased customer satisfaction and improved productivity.

Our Growth Strategy

Our objective is to become the leading specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hem/oncs and to continue to capitalize on our diagnostic service offerings to increase our market share, revenues and profitability, while meeting the needs of our community-based hem/onc customers. In furtherance of this objective, our growth strategy has the following key elements:

Expand Our Organization and Infrastructure

Based on case volume and the estimated total number of blood and bone marrow procedures nationwide, we estimate our current market share for bone marrow procedures at approximately 6%. For the foreseeable future, we intend to grow our market share by increasing our personnel, including sales personnel, hempaths, CSCs, scientists, laboratory technicians and administrative employees, as well as expanding our facility and information systems infrastructure. These investments will enable us to visit more hem/oncs more frequently and inform them more fully of our service offerings, while maintaining our existing relationships with hem/oncs and current high standards of customer service. As our name becomes more recognized and our existing sales force becomes more established in its markets, we believe that our sales force productivity should increase and the time it takes new field sales representatives to reach their full potential and the average cost per sale should decrease. Additionally, as we have grown and become a larger enterprise, we have initiated efforts to strengthen our organizational structure through planned investment in key mid-level management personnel in the areas of laboratory operations, sales, marketing, business development, customer service and administration.

Management has initiated efforts to ensure that office and laboratory space is leased and improved to accommodate the necessary capacity requirements to meet our current and expanding business. Specifically, during the year ended December 31, 2008, we have substantially completed tenant improvements within our existing facility, having converted warehouse and adjacent internal space to laboratory operations. Additionally, during this same period, we initiated and completed tenant improvements on our newly leased office space, which now houses our administrative functions. Together, these new facility expansions have approximately doubled our overall testing capacity. We currently are not anticipating the need to expand into a new facility located in a geographically different region in 2009, as previously contemplated, but will likely continue our laboratory expansion efforts associated with our California-based operations through the end of the year.

Expand Service Offerings to Hem/Oncs

We intend to continue to be among the first to market with new technologies and innovations as the standard of care for the diagnosis and treatment of malignancies of the blood and bone marrow and other forms of cancer evolves. We believe that by continuously enhancing and supplementing our service offerings, we will further strengthen our relationships with hem/oncs and expand our revenue opportunities. For example, we believe we were the first commercial laboratory to offer a comprehensive assessment of a patient case through our COMPASS service offering; the first commercial laboratory to offer mutation testing for Janus Kinase 2, a new molecular diagnostic test for a subtype of leukemia; the first commercial laboratory to offer molecular testing for the MPL W515 L/K mutation used in characterizing another leukemia subtype; and the second commercial laboratory to offer CTC testing for breast cancer. In addition, we believe we are currently the only commercial laboratory offering a specific product providing an analysis of disease progression after intervening clinical action through our CHART service offering. Over the next few years, we anticipate a number of additional blood-based assays for liquid and solid tumors will become available. We intend to pursue being one of the first laboratories to commercialize these new assays.

In January 2009, we launched two additional solid tumor assays, K-RAS Mutation Analysis and EGFR Amplification Analysis, to enable us to further benefit our hem/onc customers. Both of these assays are based upon formalin-fixed, paraffin-embedded tissue blocks, or FFPE. These samples are blocks of tumor-containing tissue that remain from the original patient biopsy or other prior diagnostic work-up. They have a nearly perpetual shelf life as the cells are fixed and practically permanently preserved. FFPE tissue has therefore become useful as a tissue source for various modern, molecular–based testing technologies such as PCR and certain cytogenetic assays. The K-RAS Mutation Analysis assay assists hem/oncs with certain therapy choices for treatment of colorectal and non-small cell, lung cancer. The EGFR Amplification Analysis assay assists hem/oncs in identifying patients who are likely candidates for certain epidermal growth factor receptor, or EGFR, targeted cancer therapies. These two new assays provide us the opportunity to enhance our service offerings to our hem/onc customers to serve a broader array of cancer patients. Although these assays are technically demanding, we believe these additional service offerings will provide our hem/onc customers with diagnostic tools that provide clearer direction on what were previously very difficult medical dilemmas.

Pursue Additional Collaborations and Acquisitions to Supplement Our Business

We intend to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of hem/onc customers we serve and/or expand the services we provide to them, including by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance and name recognition and reputation among hem/oncs, and potentially provide us with early access to new technologies available for commercialization. We expect annual revenues from these collaborations to remain at approximately 1% of our total annual revenues in 2009.

Our Services

Our key service offerings include COMPASS and CHART. Test requisitions for more than half of the patient samples we processed for the year ended December 31, 2008, 2007 and 2006 included our COMPASS or CHART service offerings. We introduced CHART in the first quarter of 2007 and believe that it provides significant value to hem/oncs in their efforts to evaluate the effectiveness of the prescribed treatment regimen over time. The following diagnostic services and non-proprietary technologies, each of which include professional interpretation by our hempaths and utilize complex and sophisticated instrumentation operated by highly trained personnel, can be ordered individually or, for hematomalignancies, as part of our COMPASS or CHART service offerings:

•	Histopathology—expert microscopic evaluation of blood or bone marrow material in order to identify the nature and extent of disease;

•	Flow Cytometry—a quantitative method to characterize the maturation level of cells and measure the type and amount of leukemia/lymphoma via automated assessment of cellular surface characteristics;

•	Cytogenetics—a suite of methods designed to reveal changes and/or abnormalities at the level of the chromosome in order to identify malignant processes and to assist in the prognosis of a malignancy;

•	Molecular—a quantitative method to follow progression of disease and response to therapy at the genetic level (DNA and RNA); and

•	CTC—identification and enumeration of tumor cells circulating in the blood of metastatic breast, colon and prostate cancer patients.

Sales and Marketing

We believe our sales and marketing approach distinguishes us from our competitors. Most of our sales representatives have a four-year Bachelor of Science or Arts degree, primarily in the biological sciences, and a three-to five-year history selling diagnostic services or niche pharmaceuticals directly to hem/oncs. Each of them has completed extensive in-house sales training programs, including training on applicable regulatory and compliance issues. We have organized our sales organization and customer-facing commercial teams into regional business units, led by area directors, regional managers and district managers, all working together to coordinate the sales, service and support personnel for that particular region. We believe this regional business unit model allows us to add additional sales and support resources to a particular territory while maintaining our existing relationships with community-based hem/oncs and a high level of management control.

Each of our field sales representatives receives a base salary commensurate with his or her years of experience and sales commissions based upon actual sales performance against his or her territory-specific sales budget. We also offer periodic promotional sales contests in which each sales representative may receive various incentives.

We have an extensive field sales force that operates out of 27 states nationwide as of February 15, 2009, and focuses exclusively on community-based hem/oncs and their office staff. We intend to hire additional field sales representatives throughout the United States and anticipate that we will eventually have field sales representatives in nearly all of the 48 contiguous states. Currently, there are several geographic regions in which one sales representative services community-based hem/onc customers in several states and we intend to hire additional field sales representatives in these areas. We expect to continue to focus our marketing and selling efforts on community-based hem/oncs and their office staff. Our sales representatives are highly experienced, with strong technical knowledge and an extensive understanding of the community-based hem/onc’s practice. They concentrate on a geographic area determined by the size and number of practicing community-based hem/oncs in that area. Selling efforts are conducted through visits to community-based hem/onc offices. Our field sales representatives inform the hem/oncs and their office staff of the value of our service offerings to assist them in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer. Our field sales representatives are skilled in probing the unmet needs of the community-based hem/onc and their office staff with regard to specialized diagnostic services and discussing the features and benefits of our service offerings. Additionally, our field sales representatives provide follow-up sales and service calls to the community-based hem/onc office to ensure we are continuing to meet their needs and expectations for our service offerings, and to explore the possibility of other opportunities for the community-based hem/onc to use our specialized diagnostic services. This approach allows our field sales representatives to build and enhance relationships with our customers, helping us to better understand their needs and develop new service offerings. We believe the expansion of our sales force in the future will enable us to visit more hem/oncs more frequently and inform them more fully of our service offerings, while maintaining our relationships with hem/oncs and current high standards of customer service.

We have developed an extensive library of sales and marketing materials to support our sales efforts. Our marketing materials are targeted at three distinct decision makers with respect to our services: community-based hem/oncs; office staff and medical assistants; and patients. Materials for hem/oncs focus on education and description of our differentiated and unique workflow as applied to the diagnosis of hematomalignancies. This includes detailed descriptions of how we manage patient cases as compared to traditional laboratory services providers, updates on new diagnostic technologies and synopses from recent medical meetings regarding malignancies of the blood and bone marrow, and other forms of cancer. Materials for office staff and medical assistants focus on practice workflow issues and highlight proper sample preparation, as well as basic information on new diagnostic technologies. We also offer field-based training for medical assistants advising them on the proper technique for making blood and bone marrow smears to ensure we receive optimal specimens. Our marketing materials for patients address, in simple terms, questions about the technologies used to diagnose disease and concerns about billing and insurance issues.

Competition

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers. We compete primarily based on the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. Our primary competitors include hospital pathologists, esoteric testing laboratories, national reference laboratories and academic laboratories.

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

National Reference Laboratories. National reference laboratories typically offer a full suite of tests for a variety of medical professionals including general practitioners, hospitals and pathologists. This emphasis on providing a broad product portfolio of commoditized tests at the lowest possible price tends to limit these laboratories’ ability to handle highly complex samples requiring special attention, such as bone marrow specimens. In addition, national reference laboratories tend not to provide ready access to a medical professional for interpretation of test results or a specialized focus on the needs of community-based hem/oncs.

Academic Laboratories. Academic laboratories generally provide state-of-the-art technology and expertise. These laboratories are typically pursuing multiple activities and goals such as research and education or are committed to their own hospitals. This limits the attractiveness of academic laboratories to outside hem/oncs, who tend to have focused specialized needs.

Examples of our competitors include Genzyme Corporation, Quest Diagnostics Incorporated, Laboratory Corporation of America and Bio-Reference Laboratories, Inc. We believe that we can continue to effectively compete in our industry based on our differentiated services that offer community-based hem/oncs the technical expertise of an esoteric testing laboratory, the customer intimacy of a hospital pathologist and the state-of-the-art technology of an academic laboratory, while maintaining a specialized service focus that is not typically available from national reference laboratories that cover a broad range of medical specialties. We believe that our customer-focused and highly trained and knowledgeable sales force will continue to effectively differentiate our services from those of our competitors.

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

External Proficiency/Accreditations

We participate in numerous externally-administered quality surveillance programs, and our laboratory is accredited by the College of American Pathology, or CAP.

The CAP accreditation program involves both unannounced on-site inspections of the laboratory and participation in CAP’s ongoing proficiency testing program for all testing categories. CAP is an independent non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories nationwide, and which has been accredited by CMS to inspect clinical laboratories to determine adherence to the CLIA standards. A laboratory’s receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source, one of Medicare’s primary requirements for reimbursement eligibility. Our most recent CAP inspection was successfully completed in October 2008.

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

Information Systems

We have developed and implemented management information systems that support our operations as well as strategically position us for long-term growth in light of what we anticipate to be evolving market trends. We believe our information systems are secure and robust, and we maintain an off-site backup of all our data and e-mail systems on a regular basis. We track the performance of our services real time and provide our customers with progress reports upon request. We have also created extensive systems and processes to measure the performance of our business operations via daily monitoring of several hundred individual variables that provide insight on quality, productivity, profitability, performance-to-plan, customer buying patterns, customer communications, market share, suppliers and reimbursement. In addition, we provide our hem/onc customers with secure web-based patient reporting through eCOMPASS, which provides HIPAA compliant, encrypted notification of report availability via e-mail, remote access to reports, various search capabilities, the ability to print reports on demand, interfaces to electronic medical record systems, access to all previous patient reports for a particular patient and updates on testing services.

Billing and Reimbursement

Billing

Billing for diagnostic services is generally highly complex. We have implemented customer-friendly-billing processes that permit direct billing of third party payors and that accept all payor policies for “in-network” providers in those states where this type of treatment is permitted. Our billing system generates contractual adjustments for each case at the time it is billed, based on the applicable fee schedule associated with the patient’s insurance plan. This billing model is designed to reduce the complexity of billing arrangements that are typical in our industry and to minimize errors in processing and administrative burdens on our hem/onc customers. However, depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, such as private insurance companies, managed care companies, governmental payors such as Medicare and Medicaid, physicians, hospitals and employer groups, each of which may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations as well as our internal compliance policies and procedures add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	billings to payors with whom we do not have contracts;

•	disputes with payors as to which party is responsible for payment;

•	disputes with payors as to the appropriate level of reimbursement; and

•	collection of patient receivables from copays, coinsurance or deductibles.

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

We are focused on carefully preparing claim submissions to minimize missing or incorrect information to facilitate billing and claims processing, and we have an internal billing and collections department that is devoted to mitigating unpaid claims. Our allowance for doubtful accounts has been provided for at the rate of approximately 3%, 2% and 5% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our days sales outstanding, or DSO, averaged 56 days in 2008 down from 58 days in 2007 and 82 days in 2006. As of December 31, 2008 and 2007, our DSO were 53 days and 52 days, respectively. The decrease in average DSO was the result of continued improvements to our billing and collection systems and processes, which we believe will allow us to maintain our current DSO levels in 2009.

Reimbursement

We provide diagnostic services primarily to community-based hem/oncs; however, our diagnostic service revenues may come from several sources. Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be (1) the authorized party (such as a hospital, another laboratory or an employer) who ordered the testing service or otherwise referred the services to us, (2) a third party who provides coverage to the patient, such as an insurance company, managed care organization or a governmental payor program or (3) the patient. For the years ended December 31, 2008 and 2007, we derived approximately 60% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers, 38% from Medicare and Medicaid and 2% from other sources.

Because a large percentage of our revenue is derived from the Medicare program, the coverage and reimbursement rules are significant to our operations. As a Medicare-participating laboratory based in California, we bill the Medicare program’s California contractor and are subject to that contractor’s local coverage and reimbursement policies.

The Medicare Modernization Act of 2003 mandated creation of Medicare Administrative Contractors, or MACs, replacing the current system of fiscal intermediaries who oversee fee-for-service claims for the Medicare Part A and Part B programs. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCD, was based on the principal of “least restrictive.” New LCD’s related to our specialized diagnostic services were introduced as a result of the consolidation process, while others were retired. In our brief experience with the new contractor, we have found their local coverage and reimbursement policies to be generally similar to those of its predecessor.

Reimbursement under the Medicare program for diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule, each of which is subject to geographic adjustments and is updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are paid according to the clinical laboratory fee schedule. Although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to all clinical laboratories, certain laboratory tests that are performed by physicians, including most of the services provided by us, are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. The CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003. However, on December 31, 2008, CMS published Transmittal 1660, CR 6070, that states that the annual CPI update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. For 2008, the amounts paid under the physician fee schedule were based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels in recent years. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVU’s for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, will result in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

The payment amounts under the Medicare fee schedules are important not only for our reimbursement under Medicare, but also because the schedules often establish the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for laboratory services furnished to Medicaid recipients.

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

To renew our CLIA certificate, which expires February 3, 2011, we are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional random inspections. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. Our laboratory holds a CLIA certificate to perform high complexity testing. If a laboratory is certified as “high complexity” under CLIA, the laboratory may obtain analyte specific reagents, or ASRs, which are used to develop in-house diagnostic tests known as “home brews.”

CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries.

In addition to CLIA requirements, we are subject to various state laws. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. As a result, a number of states, including California, have implemented their own more stringent laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls or prescribe record maintenance requirements. Our laboratory is licensed and accredited by the appropriate state agencies in the states in which we do business.

Federal and State Laws Regarding Patient Information Privacy and Security

Federal Laws

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the U.S. Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of protected health information, or PHI, used or disclosed by healthcare providers and other covered entities. Three principal regulations with which we are currently required to comply have been issued in final form under HIPAA: privacy regulations, security regulations and standards for electronic transactions.

The privacy regulations cover the use and disclosure of PHI by healthcare providers. These regulations also set forth certain rights that an individual has with respect to his or her PHI maintained by a healthcare provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. We have also implemented policies, procedures and standards to comply appropriately with the final HIPAA security regulations, which establish requirements for safeguarding the confidentiality, integrity and availability of PHI, which is electronically transmitted or electronically stored. The privacy regulations contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws.

In addition, we have taken necessary steps to comply with HIPAA’s standards for electronic transactions, which establish standards for common healthcare transactions. In particular, we have completed conversion of our electronic fee-for-service claim transactions and our electronic fee-for-service remittance transactions to the final HIPAA transaction standards for electronic transmissions, including electronic transactions and code sets used for billing claims, remittance advices, enrollment and eligibility.

We have also taken necessary steps to comply with HIPAA regulations on adoption of national provider identifiers, or NPIs. These regulations require the adoption of the national provider identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. We were required either to comply with this standard by May 23, 2007, or to implement contingency plans for an additional twelve-month period through May 23, 2008. During this period, CMS did not impose penalties on covered entities who implemented contingency plans provided they made reasonable and diligent efforts to become compliant with the rule. We applied for and received our NPI number, as well as, updated our billing system with the NPIs of our customer hem/oncs to ensure compliance with these CMS filing and processing requirements.

On May 23, 2002, the Federal Trade Commission issued the Red Flag Rules designed to protect against identity theft. Effective May 1, 2009, we will be required to comply with the Red Flag Rules, which require financial institutions and creditors with covered accounts to have identity theft prevention programs in place to identify, detect and respond to patterns, practices or specific activities that could indicate identity theft. A creditor includes any entity that regularly extends, renews or continues credit or which defers payment for goods or services. Since we routinely extend credit by billing for our services after such services are provided, we meet the definition of a “creditor” under the Red Flag Rules. Accordingly, we have been developing a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and describe appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program. In accordance with the Red Flag Rules, the program will be managed by our board or senior employees, include appropriate staff training and provide for appropriate oversight.

State Laws

The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. The Confidentiality of Medical Information Act, or CMIA, is California’s comprehensive statutory scheme governing the disclosure of medical information by providers of health care. Certain aspects of the CMIA are more stringent than the requirements of HIPAA, particularly with regard to the form used to obtain authorization to disclose a patient’s medical information and the disclosure of genetic test results. In addition, other provisions of California law require providers of health care to establish and implement appropriate administrative, technical and physical safeguards to protect the privacy of a patient’s medical information in order to reasonably safeguard confidential medical information from any unauthorized access or unlawful access, use or disclosure. Significant administrative penalties may be imposed for violation of any of these requirements. We have implemented policies and procedures to comply with all California laws governing the disclosure and protection of patient medical information and we utilize an authorization form that is compliant with California’s more stringent requirements, when necessary.

Massachusetts adopted Information Security, or InfoSec, Regulation on September 22, 2008, that will require businesses, wherever located, that store or use information about Massachusetts residents, to implement comprehensive information security programs by January 1, 2010. The purposes of the new Massachusetts regulations are to ensure the security and confidentiality of healthcare records, to protect against threats to the security or integrity of such records, and to prevent unauthorized access to and use of the records to prevent fraud and identity theft. The regulations require each covered business to “develop, implement, maintain and monitor a comprehensive written information security program” that applies to records that contain Massachusetts’ residents’ personal information. Before Massachusetts adopted its new regulations, only California had a statute or regulation that required all business to adopt information security practices. California’s information security mandate is vague. It states only that “a business that owns or licenses personal information about a California resident shall implement and maintain reasonable security procedures and practices appropriate to the nature of the information, to protect the personal information from unauthorized access, destruction, use, modification, or disclosure.” The new Massachusetts regulations are detailed and specific. To comply with the Massachusetts regulations, businesses that own, license, store or maintain paper or electronic records that include personal information of Massachusetts residents will have to implement comprehensive security measures. As a healthcare provider, the Company is obligated to comply with the above laws. The Company believes that it has created policies and procedures in compliance with the above laws including the encryption of patient information transmitted electronically by the Company.

Federal and State Fraud and Abuse Laws

The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs. Many states have also adopted statutes similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only governmental payor programs.

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

Finally, another development affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity, who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third party payor and not merely a governmental payor program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each separate false claim.

Physician Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states, including California, also have anti- “self-referral” and other laws that are not limited to Medicare and Medicaid referrals.

Like the Anti-Kickback Statute, the Stark Law is broad in its application to health care transactions and arrangements. Accordingly, the Stark Law contains many exceptions, which protect certain arrangements and transactions from the Stark Law penalties. Unlike the Anti-Kickback Statute’s safe harbors, if an arrangement or transaction does not meet a Stark Law exception’s requirements, the arrangement or transaction at issue will be deemed to be out of compliance with the Stark Law and, in turn, will be subject to the Stark Law’s penalties.

Corporate Practice of Medicine

Numerous states, including California, have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensing proceedings. All of the hempaths who we utilize in connection with providing our specialized diagnostic services are employed by Cartesian Medical Group, Inc., or Cartesian. Cartesian is a California professional corporation we formed in April 2005 for the purpose of providing professional medical services in conjunction with the diagnostic services that we provide. On December 31, 2005, we entered into the Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian pursuant to which these hempaths provide professional services to us. See “Cartesian Medical Group, Inc.” for more information.

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

Other States’ Laboratory Testing

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

Pursuant to its authority under the federal Food, Drug and Cosmetic Act, or FDCA, the U.S. Food and Drug Administration, or FDA, has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by laboratories such as ours. Specifically, the manufacturers and suppliers of ASRs, which we obtain for use in diagnostic tests, are subject to regulation by the FDA and are required to, among other things, register their establishments with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation, or QSR, and to comply with certain reporting and other record keeping requirements. The FDA also regulates the sale or distribution, in interstate commerce, of products classified as medical devices under the FDCA, including in vitro diagnostic test kits. Such devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute or pursuant to the FDA’s exercise of enforcement discretion. For instance, diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as medical devices, but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours.

Compliance Program

Because compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations, we have established a compliance program that is overseen by our Compliance Committee. Our Compliance Committee consists of certain members of our board of directors, and our management provides periodic reports on compliance operations to the Compliance Committee.

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

Employees

As of February 15, 2009, we employed 307 employees, including Cartesian employees and six part-time employees, all of whom are engaged in either specimen preparation, regulatory affairs, development, business development, sales and marketing, quality assurance and control or administration. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Cartesian Medical Group, Inc.

California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common-law principles commonly known as the corporate practice of medicine doctrine. Courts have interpreted this doctrine to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional services. The hempaths who work with us at our laboratory are not our employees but are employees of Cartesian, a California professional corporation.

Throughout this Annual Report on Form 10-K, when we refer to “our hempaths” or words of similar import, we are referring to the physicians employed by Cartesian and working at our facility as directed by Cartesian.

We have contracted with Cartesian to provide hematopathology and other pathology services to us as an independent contractor pursuant to the PSA between us and Cartesian. Pursuant to the PSA, Cartesian’s hempaths work in our Carlsbad laboratory where we provide all necessary equipment, supplies, space, non-physician staffing and other support services to those physicians. The physicians employed by Cartesian work exclusively for Cartesian, which exclusively contracts with us for the professional services we require to provide our specialized diagnostic services. Cartesian has not entered into any professional services agreement with any other party and may not use our laboratory facility to provide professional services to any other party without our prior consent. We formed Cartesian in April 2005. Cartesian has no other employees. We are highly dependent on these hempaths to provide our specialized diagnostic services and we would be unable to provide these services without them.

Pursuant to the PSA, Cartesian has assigned to us its rights to collect and receive all payments for its professional services. We, and not Cartesian, are the contracting party for all of our specialized diagnostic services. We bill for services on Cartesian’s behalf in accordance with a fee schedule set by Cartesian. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our revenues for the years ended December 31, 2008, 2007 and 2006. In turn, we pay Cartesian professional service fees equal to the monthly aggregate of all Cartesian physician salary and benefit costs. Additionally, we reimburse Cartesian for expenses incurred for payment of physician dues, subscriptions, medical licenses and continuing medical education. We also provide both general business and professional liability insurance coverage to Cartesian and its physicians. Each physician is entitled to standard Cartesian employee benefits and the opportunity to be granted awards of our common stock.

Our PSA with Cartesian provides for a one-year term that is automatically renewed on a yearly basis. During the term of the PSA, Cartesian is obligated to seek our approval before it provides similar medical services to other laboratories, hospitals or healthcare facilities. We are not obligated to approve the provision of services by Cartesian to others, and any such approval is subject to a good faith determination by us that Cartesian’s provision of such services does not interfere with Cartesian’s obligations under the PSA or interfere with or negatively impact our business.

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

Reimbursement under the Medicare program for diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule, each of which is subject to geographic adjustments and is updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are paid according to the clinical laboratory fee schedule. Although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to all clinical laboratories, certain laboratory tests that are performed by physicians, including most of the services provided by us, are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, on December 31, 2008, CMS published Transmittal 1660, CR 6070, that states that the annual update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%. However, there is no guarantee that the clinical laboratory fee schedule will not be subsequently modified to reduce payments made thereunder. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, if there is a reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels in recent years. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVU’s for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, will result in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule. Nevertheless, future Congressional action cannot be assured and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

The Medicare Modernization Act of 2003 mandated creation of Medicare Administrative Contractors, or MACs, replacing the current system of fiscal intermediaries who oversee fee-for-service claims for the Medicare Part A and Part B programs. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCD, was based on the principal of “least restrictive.” New LCD’s related to our specialized diagnostic services were introduced as a result of the consolidation process, while others were retired, which may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in or denials for reimbursement that could have an adverse impact on us and our results of operations.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the years ended December 31, 2008, 2007 and 2006. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

Should any of the third party payors with whom we are not contracted insist that we enter into a contract for the specialized diagnostic services we provide, the resulting contract may contain pricing and other terms that are materially less favorable to us than the terms under which we currently operate. If reimbursement from a particular payor increases, there is heightened risk that such a third party payor will insist that we enter into contractual arrangements that contain such terms. If we refuse to enter into a contract with such a third party payor, they may refuse to cover and reimburse for our services, which may lead to a decrease in case volume and a corresponding decrease in our revenues. If we contract with such a third party payor, although our case volume may increase as a result of the contract, our revenues per case under the contractual agreement and our gross margins may decrease. The overall net result of contracting with third party payors may adversely affect our business, results of operations and financial condition.

Changes in regulations, payor policies or contracting arrangements with payors or changes in other laws, regulations or policies may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.

Governmental payors, private insurers and other private payors have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for clinical laboratory and pathology services, including the specialized diagnostic services we provide. In addition, as a result of the new presidential administration’s focus on healthcare reform, there is risk that the Federal government may implement changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including hem/oncs, will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.

For approximately half of our revenues for the years ended December 31, 2008, 2007 and 2006, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the years ended December 31, 2008 and 2007, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $3.3 million and $792,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. During the years ended December 31, 2006, we did not make any significant adjustments to our revenue estimates for prior periods. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several quarters and the years ended December 31, 2008 and 2007, we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations. During the year ended December 31, 2006, we did not make any significant adjustments to our revenue estimates for prior periods.

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

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community and access to our highly qualified hempaths. For example, we generally provide treating hem/oncs with telephonic access on an almost real-time basis to the specific hempath that generates a report and analysis on the specific patient. Our failure to provide services superior to the laboratories with which we compete could adversely affect our revenues and profitability.

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

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian and we would be unable to provide our specialized diagnostic services without them. Cartesian is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by us at any time on 60 days’ prior written notice and either party may terminate the PSA upon the other party’s uncured material breach. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services. We have not used the services of any hempaths from any entity other than Cartesian and we do not believe there is another organization operating in our geographic region that would be able to provide us with comparable professional services. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

We must hire and retain qualified sales representatives to grow our sales.

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing field sales representatives and hiring new field sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of field sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to hem/oncs to effectively market and sell our specialized diagnostic services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, laboratory and other personnel. For example, we are highly dependent on the operational and financial expertise of our executive officers. The loss of the services of any of our executive officers, particularly Tina S. Nova, Ph.D., our president and chief executive officer, could impede our growth. In particular, our executive officers currently perform most of our policy-making functions, are in charge of our principal business units, divisions and functions and are solely responsible for most of our key decisions. We are also dependent on our key employees and consultants, who are important to our business and assist and support our executive officers in implementing and executing these officers’ key decisions. If we lose any of our executive officers or key employees and consultants, other of these individuals may be required to fulfill his or her duties and spend time finding a replacement. We may not be able to find suitable replacements and our business may be harmed as a result. We do not maintain “key woman” or “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ our executive officers and key employees on an at-will basis and their employment can be terminated by them or us at any time.

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

Our revenues have grown to $116.2 million for the year ended December 31, 2008 up from $59.3 million and $24.0 million for the years ended December 31, 2007 and 2006, respectively. This growth has put significant pressure on our systems and operations. As of December 31, 2008, we employed 281 employees, including Cartesian employees and seven part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

•	scale our internal infrastructure, including expansion of our laboratory facilities, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

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

If we are not able to successfully implement the tasks necessary to further expand our operations, our business, including the quality of our services and our billing, reimbursement, compliance and quality assurance systems, our results of operations and our financial results could be adversely affected. In addition, as our revenues grow, our period over period growth rate will likely decline.

We are continuing to expand our infrastructure by establishing additional laboratory space and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

In February 2008, we entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house our expanding billing and customer service departments. In connection with the April 2008 lease noted below, the February 2008 lease was terminated in August 2008.

In April 2008, we entered into a six-year operating lease beginning January 1, 2009 for additional office space in Carlsbad, California. The lease contains one 60-month extension option and is subject to annual rent increases. In September 2008, we amended the lease to include an additional suite. Our existing building is now fully dedicated to clinical laboratory applications after the administration functions moved in November 2008 to our new headquarters facility under this lease. Additionally, we will likely continue our laboratory expansion efforts associated with our California-based operations through the end of 2009.

Although all our facilities are in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we intend to replicate our current California-based operations in a geographically different location. Although we currently anticipate selecting a site for our new facility in late-2009, in order to establish the new laboratory facility, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a geographically different second facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

If our Carlsbad facilities become inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

We currently do not have redundant laboratory or administrative facilities. We perform all of our diagnostic testing in our laboratory facility located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facilities, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facilities may be harmed or rendered inoperable by natural or people-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, in late 2007 we experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation and we may be unable to regain those customers in the future. Our insurance carriers and insurance policies covering damage to our property and the disruption of our business may become financially unstable or may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of December 31, 2008 and 2007, we had an allowance for doubtful accounts of $4.1 million and $1.6 million, respectively, which we reduced by $664,000 and $859,000, respectively, for write-offs, net of recoveries.

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

In order for hem/oncs to arrive at the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they currently require highly specialized diagnostic services that analyze blood and bone marrow samples. We focus our diagnostic efforts primarily on specific malignancies of the blood and bone marrow. Serial blood and bone marrow examinations are often performed to follow the progress of the disease and the patient’s response to therapy. Technological innovations or other advances in medicine that result in the creation of enhanced diagnostic tools may enable other clinical laboratories, hospitals, physicians or other medical providers, or patients, to provide specialized diagnostic services similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. Advances in technology or medicine may also result in a cure or prophylactic treatment for some of the diseases on which we focus which could reduce or eliminate the need to obtain and analyze bone marrow samples. This could substantially reduce or eliminate our market opportunity and adversely affect our business, prospects, results of operations and financial condition.

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

We may experience difficulty in identifying, acquiring or in-licensing and integrating third parties’ products, services, businesses and technologies into our current infrastructure or otherwise expanding our service offerings and we may not be able to successfully execute on and integrate such products, services, businesses or technologies, which could disrupt our business and adversely affect our results of operations and financial condition.

An important part of our business strategy is to opportunistically expand our service offerings and pursue additional technologies, collaborations and acquisitions that will enable us to accelerate the implementation of our strategic plan and to increase the number of customers we serve and the specialized diagnostic services we provide to those customers, including by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently outsource select specialized services that we offer and we may in the future seek to acquire the necessary capabilities to provide these services internally. Although we are not currently a party to any other agreements or commitments and we have no understandings with respect to any such opportunities, we may seek to expand our services and technologies, on an opportunistic basis and as resources allow, by acquiring or in-licensing products, services, businesses or technologies that we believe are a strategic fit with our business and growth plans. Future acquisitions or in-licensing of products, services, businesses or technologies, however, may entail numerous operational and financial risks including:

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

Finally, we may devote resources to potential acquisitions, in-licensing or collaboration opportunities that are never completed, acquired by others, or fail to realize the anticipated benefits of such efforts. We may not be able to successfully expand our service offerings to our community hem/onc customers and successfully provide them with new technologies and innovations. Any of these matters could disrupt our business and adversely affect our growth prospects, results of operations and financial condition, and reputation with our customers.

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

We have a limited operating history and we are unable to predict with certainty whether we will be able to continue our revenue growth and become increasingly profitable.

We are a relatively early stage company with a limited operating history. We did not commence selling our specialized diagnostic services until the third quarter of 2004 and only became profitable in the first quarter of 2007. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer history of successfully commercializing specialized diagnostic services.

Although we incurred losses in each full fiscal year from inception to 2006, as of December 31, 2008, we had reduced our accumulated deficit to $10.6 million. Although we have continued to increase our revenues and profitability, there is no guarantee that we will be able to continue our revenue growth and maintain or increase our profitability. It is possible that we may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will be able to maintain our strong revenue growth and remain profitable or predict the extent of our future profitability or losses.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in 2009, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•	restrictions on reimbursements for our services;

•	federal and state laws governing laboratory testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and analogous state laws;

•	federal and state regulation of privacy, security and electronic transactions;

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee-splitting;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations and financial condition.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the years ended December 31, 2008, 2007 and 2006, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 38%, 38% and 43% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

We are subject to CLIA, which is administered by CMS and extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as “high complexity” under CLIA, the laboratory may obtain ASRs, which are used to develop in-house diagnostic tests known as “home brews.” We received our CLIA accreditation certificate as a “high complexity” laboratory in mid-2004. To renew this certificate, we are subject to survey and inspection every two years as well as the possibility of unannounced surveys at any time. Our CLIA accreditation was renewed in February 2009 and expires on February 3, 2011.

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

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. A substantial portion of our specialized diagnostic tests is “home brew” tests for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our “home brews,” are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours. As a result of recent industry events, it is possible the FDA may look at the sale and use of “home brew” tests with heightened scrutiny or modify their regulatory approach with respect to “home brew” tests. We cannot predict the extent of the FDA’s future regulation and policies with respect to “home brew” tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain of the diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

Failure to comply with the HIPAA security and privacy regulations and other state regulations may increase our operational costs.

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

The manner in which licensed physicians can be organized to perform and bill for medical services is governed by state laws and regulations. Under the laws of some states, including California, business corporations generally are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians. All of the hempaths that we utilize in connection with providing our specialized diagnostic services are employed by Cartesian. Cartesian is a California professional corporation formed for the purpose of providing professional medical services in conjunction with the diagnostic services that we provide. On December 31, 2005, we entered into the PSA with Cartesian, pursuant to which these hempaths provide professional services to us. Prior to that time, we employed these hempaths, which could result in the potential assertion by regulatory authorities that we were engaged in the corporate practice of medicine.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of corporate debt and government-sponsored enterprise securities and a single auction rate security, or ARS.

As of December 31, 2008, we held a single ARS with a cost basis of $5.0 million classified as a long-term investment security. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of December 31, 2008, the security is rated A2 by Moody’s Investors Service and AA by Standard & Poor’s based on the underwriter’s guarantee. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this failed auction will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.2 million as of December 31, 2008. In the meantime, the issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not currently need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

In addition to the continuing deterioration in the global credit markets, the financial services industry and the U.S. capital markets, the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the U.S. capital markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, which may cause dilution to our existing stockholders or require us to be subject to certain restrictions.

We may need to raise additional capital in the future to fund the continued expansion of our business. Although we have become profitable over the past two years, our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our initial public offering, private placements of preferred stock and debt, and more recently cash flow from operations. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to continue to generate cash flow from operations or if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financing environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership in our company will be diluted.

We expect to continue to incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and substantial changes in executive compensation disclosure. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, insurance premiums for public companies continue to increase and it continues to be more difficult and more expensive for us to renew director and officer liability insurance. As a result, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, each year we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control over financial reporting. We incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not able to comply with the ongoing requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Future changes in financial accounting standards or practices, or existing taxation rules or practices, may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in September 2008 the State of California passed a law, effective January 1, 2008, to suspend California net operating losses for two-years pertaining to certain corporations doing business within California. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this does require us to pay income tax associated with our taxable income for the tax years 2008 and 2009, which our California deferred net operating loss otherwise would have reduced. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior year items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax. Furthermore, changes in accounting rules, such as increased use of fair value measures, changes in U.S. generally accepted accounting principles, or GAAP, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, or IFRS, could potentially have a significant effect on our reported results.

Risks Relating to the Securities Markets and Investment in Our Common Stock

There may not be a viable public market for our common stock.

We cannot predict the extent to which investor interest in our company will continue to sustain an active trading market for our stock on The NASDAQ Global Market or any other stock market or how liquid any such market might remain. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

Fluctuations in our operating results and market volatility may affect our stock price.

The market price of our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	changes in coverage and/or reimbursement guidelines and amounts;

•	variations in deductible and coinsurance amounts;

•	changes in regulations affecting the healthcare or diagnostic services industry;

•	failure to comply with applicable regulations;

•	changes in the payor mix or the mix or cost of our specialized diagnostic services;

•	the timing and volume of patient orders and the timing and cost of our sales and marketing campaigns;

•	changes in contracted status with third party payors;

•	changes in compensation expense and other expenses that result in changes in our operating results;

•	increased investigative or enforcement initiatives by governmental and other third party payors;

•	additions or departures of key personnel;

•	variations in our quarterly operating results, including the number of business days in each quarter;

•	seasonality and volume declines due to adverse weather conditions and holidays;

•	changes in our accounting estimates;

•	changes in our DSO level;

•	changes in securities analysts’ estimates of our financial performance;

•	announcements of acquisitions or other strategic transactions by us or our competitors;

•	announcements of new products or services offered by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies or in the broader markets generally;

•

changes in economic conditions, in the global credit markets and financial services and other industries and the U.S. Federal government response to developments in the economy and such markets and industries;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	uncertainty with respect to the reasons for changes in the trading volume or the market price of our common stock;

•	any litigation in which we become involved;

•	fluctuations in security market indices of which we may be included now or in the future;

•	discussion of us or our stock price by the general media, online investor communities or financial industry or medical press;

•	changes in federal or state tax laws; and

•	impairment of any of our assets, including our investment securities.

Due to these factors, stockholders may not be able to sell their shares of our common stock at favorable prices or at all.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, both of which became effective upon the completion of our initial public offering, may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their interests and not necessarily those of other stockholders.

As of February 15, 2009, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 24% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act, or Rule 144, and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, or Rule 701, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.3 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of February 15, 2009. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

We have never paid dividends on our capital stock and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur indebtedness in the future, the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be our stockholders’ sole source of gain for the foreseeable future.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.     Properties.

Our primary administrative offices and clinical laboratories are located in Carlsbad, California. As of December 31, 2008, we occupied approximately 110,000 square feet of office and laboratory space in two separate facilities. Our leases on these properties expire between 2012 and 2014, excluding one 60-month extension option on the lease for our administrative offices and one 30-month extension option on the lease for our laboratory facility. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.     Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The NASDAQ Global Market since October 30, 2007 under the symbol “GXDX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on The NASDAQ Global Market for the periods indicated.

	2008
Quarter Ended	High	Low

December 31	41.71	26.03
September 30	39.79	25.28
June 30	32.49	22.76
March 31	37.88	20.41

	2007
Quarter Ended	High	Low

December 31 (beginning October 30, 2007 at initial public offering)	35.00	23.40

As of February 15, 2009, there were approximately 95 holders of record of our common stock. This number of record holders was determined based on our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144997) that was declared effective by the SEC on October 29, 2007, which registered an aggregate of approximately 5.8 million shares of our common stock, including 750,000 shares that the underwriters had the option to purchase to cover over-allotments. On November 2, 2007, approximately 4.7 million shares of common stock were sold on our behalf, including 450,000 shares sold by us upon exercise in full of the underwriters’ over-allotment options and approximately 1.0 million shares of common stock were sold on behalf of the selling stockholders, including 300,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $17.00 per share, for an aggregate gross offering price of approximately $80.5 million resulting in net offering proceeds of approximately $72.5 million (after deducting underwriting discounts, commissions and offering costs) and gross offering proceeds of approximately $17.2 million to the selling stockholders.

Through December 31, 2008, we used approximately $60.1 million of the net proceeds from our initial public offering to fund the incremental working capital requirements to grow our business, approximately $9.8 million to purchase capital equipment, approximately $1.8 million to repay our total outstanding long-term debt and approximately $764,000 for costs associated with our IPO. The total proceeds were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning 10% or more of any class of our equity investment securities, or any other affiliate (except for proceeds used for normal operating expense relating to officers and directors, such as approved compensation and business expense reimbursements). As of December 31, 2008, all of the net proceeds of approximately $72.5 million received from our initial public offering have been utilized and no remaining net proceeds are outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph (1)

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

	Performance Graph Values			Closing Price
	GXDX	NASDAQ Composite Index	NASDAQ Health Care Index	GXDX	NASDAQ Composite Index	NASDAQ Health Care Index
Oct 30, 2007	$100	$100	$100	$25.35	$2,816.71	$258.58
Dec 31, 2007	121	94	95	30.70	2,652.28	245.92
Mar 31, 2008	99	81	89	25.01	2,279.10	229.94
Jun 30, 2008	124	81	90	31.55	2,292.98	231.77
Sep 30, 2008	129	74	93	32.67	2,091.88	239.28
Dec 31, 2008	134	56	79	34.08	1,577.03	204.13

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.    Selected Financial Data.

The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
Statement of Operations Data	2008(1)	2007(2)	2006	2005	2004(3)
	(in thousands, except per share data)
Revenues	$116,170	$59,332	$24,018	$5,193	$730
Cost of revenues	45,931	24,106	13,131	5,189	1,600

Gross profit	70,239	35,226	10,887	4	(870)
Operating expenses:
Sales and marketing	20,065	11,649	6,264	4,225	1,522
General and administrative	22,313	9,976	6,930	3,782	3,078
Research and development	1,233	559	1,080	1,105	4,323
Impairment and lease exit costs	—	—	542	—	317

Total operating expenses	43,611	22,184	14,816	9,112	9,240

Income (loss) from operations	26,628	13,042	(3,929)	(9,108)	10,110
Interest income	3,010	1,062	246	205	32
Interest expense	—	(353)	(384)	(291)	(160)
Other income	28	41	308	22	16

Income (loss) before income taxes	29,666	13,792	(3,759)	(9,172)	(10,222)
Income tax (benefit) expense	(1,690)	439	—	—	—

Net income (loss)	$31,356	$13,353	$(3,759)	$(9,172)	$(10,222)

Net income (loss) per share:(4)(5)
Basic	$1.91	$1.20	$(33.74)	$(111.33)	$(125.23)

Diluted	$1.78	$0.78	$(33.74)	$(111.33)	$(125.23)

Shares used to compute net income (loss) per share:(4)(5)
Basic	16,399	2,756	111	82	82

Diluted	17,653	4,246	111	82	82

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(in thousands)
Cash, cash equivalents and short-term investment securities	$102,938	$85,460	$3,865	$8,926	$236
Working capital (deficit)	115,236	88,979	4,293	8,451	(844)
Total assets	144,445	97,832	10,202	12,714	2,397
Long-term debt, net of current portion	—	—	1,262	2,136	404
Total stockholders’ equity	132,219	90,605	4,065	7,524	602

(1)

During the year ended December 31, 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $3.3 million. This favorable change in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. Please see Note 1 (“Revenue Recognition” and “Allowance for Doubtful Accounts”) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	During the year ended December 31, 2007, we recorded positive changes in prior period accounting estimates to reduce contractual allowances and allowance for doubtful accounts, which increased our revenues by $792,000 and decreased general and administrative expenses by $666,000, respectively. These positive changes in accounting estimates were the result of continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of previously reserved accounts receivable for services rendered in prior periods. Please see Note 1 (“Revenue Recognition” and “Allowance for Doubtful Accounts”) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	During the third quarter of 2004, we shifted our business to providing specialized diagnostic services. Prior to that time, our operations focused on the development of cellular analysis technology.

(4)	As a result of the conversion of our preferred stock into 11.0 million shares of our common stock upon completion of our IPO in November 2007, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any future periods. Please see Note 1 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the pro forma basic and diluted net income (loss) per share calculations.

(5)	For the year ended December 31, 2007, $10.0 million of our net income of $13.3 million was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $3.3 million of net income allocable to common stockholders. Please see Note 1 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method and amounts used in the computation of the per share amounts.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the years ended December 31, 2008, 2007 and 2006, included our COMPASS or CHART service offerings.

We estimate that the U.S. bone marrow testing market alone represents at least a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 6%. Our objective is to continue to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services by continuing to provide and expand our high quality, community hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•	expand our organization and infrastructure by increasing our personnel and expanding our sales and other infrastructure to enable us to visit more hem/oncs more frequently;

•	expand service offerings to hem/oncs by being first to market with new technologies and innovations;

•	leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale and volume discounts, where possible; and

•	pursue additional collaborations and acquisitions to supplement our business.

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

Our revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Our revenues are affected by changes in customer and case volume, payor mix and reimbursement rates.

Additionally, billing for diagnostic services is generally highly complex. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

We believe the key challenges in being able to continue to increase our market share, revenues and profitability are our ability to continue to hire and retain qualified field sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to scale our internal infrastructure, our ability to maintain and strengthen our relationships with our hem/onc customers and our ability to continue to improve our operational, financial and management controls and reporting systems and procedures.

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month, revenues and cost of revenues per case and turn-around-time per case) and is focused on adding additional sales management and sales representatives in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring and retaining hempaths to provide the professional services component to support continued growth. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels.

We intend to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of hem/onc customers we serve and/or expand the services we provide to them, including by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance and name recognition and reputation among hem/oncs, and potentially provide us with early access to new technologies available for commercialization. We expect annual revenues from these collaborations to remain at approximately 1% of our total revenues in 2009.

Management has initiated efforts to ensure that office and laboratory space is leased and improved to accommodate the necessary capacity requirements to meet our current and expanding business. Specifically, during the year ended December 31, 2008, we substantially completed tenant improvements within our existing facility having converted warehouse and adjacent internal space to laboratory operations. Additionally, during this same period, we initiated and completed tenant improvements on our newly leased office space, which now houses our administrative functions. Together, these new facility expansions have approximately doubled our overall testing capacity and will increase both cost of revenue and administrative expenses relating to the associated lease expense and depreciation of tenant improvements. For the year ended December 31, 2008, capital expenditures for these two projects totaled $3.0 million and $4.0 million, respectively. We capitalized tenant improvements funded by landlord lease incentives as property and equipment with an offsetting credit to deferred rent. As of December 31, 2008, we had capitalized $1.5 million of these landlord lease incentives, which is included in the $4.0 million of capital expenditures referenced above. We currently are not anticipating the need to expand into a new facility located in a geographically different region in 2009, as previously contemplated, but will likely continue our laboratory expansion efforts associated with our California-based operations towards the end of 2009.

Our most significant accomplishments during 2008 included that we:

•	Increased revenues by 96% to $116.2 million for the year ended December 31, 2008, up from $59.3 million for the year ended December 31, 2007.

•	Increased the number of cases processed to approximately 39,000 for the year ended December 31, 2008, up from approximately 23,000 for the year ended December 31, 2007.

•

Increased income from operations to $26.6 million for the year ended December 31, 2008, up from $13.0 million for the year ended December 31, 2007, despite our increased headcount, facility costs and public company costs.

•

Increased laboratory capacity by approximately doubling our existing laboratory facility in the fourth quarter of 2008 through tenant improvements and freeing up additional laboratory space by moving our administrative functions to our new headquarters facility in November 2008.

•	Increased the number of Cartesian hempaths to 25 as of December 31, 2008, up from 14 as of December 31, 2007.

•

Increased total headcount by 81% to 281 employees, including Cartesian employees and seven part-time employees, as of December 31, 2008, up from 155 employees, including three part-time employees, as of December 31, 2007.

•

Initiated hiring and promotional activities to build mid-level management organizational infrastructure in the areas of laboratory operations, sales, marketing, business development, customer service and administration.

Consolidated Financial Statement Presentation

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

Seasonality

The majority of our testing volume is dependent on patient visits to hem/onc’s offices and other healthcare providers. Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells or hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period, if applicable. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our accounting policies, including the policies discussed below, see Note 1 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Our specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. During the years ended December 31, 2008 and 2007, we recorded positive changes in prior year accounting estimates to reduce contractual allowances, which increased our revenues by $3.3 million and $792,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. During the year ended December 31, 2006, we did not make any significant adjustments to our revenue estimates for prior periods.

Allowance for Doubtful Accounts

At the same time revenues are recognized, an allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our payors. The process for estimating the collection of receivables associated with our specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and are subject to periodic adjustments that may be significant. Provision for doubtful accounts is charged to general and administrative expense. Accounts receivable are written off as uncollectible and deducted from our allowance for doubtful accounts after appropriate collection efforts have been exhausted. As of December 31, 2008 and 2007, we had an allowance for doubtful accounts of $4.1 million and $1.6 million, respectively, which we reduced by $664,000 and $859,000, respectively, for write-offs, net of recoveries.

Prior to writing off an account receivable and in accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and coinsurance amounts, in a consistent manner for all payor classes. We have established collection processes, which may include but are not limited to: (1) an automated process for identifying past due accounts; (2) specific follow-up activities at scheduled intervals; (3) monitoring of collection activities; and (4) forwarding significant past due accounts to collection agencies. Uncollectible account balances for all payor classes are generally written off after remaining unpaid for a period of 24 months. Occasionally, balances may be determined to be uncollectible prior to the passage of 24 months from the last billing date and are written off at the time of such determination.

Our allowance for doubtful accounts has been provided for at a rate of approximately 3%, 2% and 5% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2007, we recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts, which decreased general and administrative expenses by $666,000. This positive change in accounting estimates was the result of continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of previously reserved accounts receivable for services rendered in prior periods. There were no similar changes in prior period accounting estimates during the years ended December 31, 2008 and 2006.

The following tables set forth our accounts receivable balances outstanding by aging category for each major payor:

	December 31, 2008
	< 60 Days	61-120 Days	121-180 Days	> 180 Days	Total
Commercial payors	$7,869	$2,008	$537	$493	$10,907
Medicare/Medicaid	4,566	942	579	1,720	7,807
Self-pay	106	111	62	218	497
Other	464	32	10	13	519

Total accounts receivable	$13,005	$3,093	$1,188	$2,444	19,730

Less: allowances for doubtful accounts					(4,126)

Accounts receivable, net					$15,604

	December 31, 2007
	< 60 Days	61-120 Days	121-180 Days	> 180 Days	Total
Commercial payors	$4,709	$675	$215	$535	$6,134
Medicare/Medicaid	2,576	503	325	542	3,946
Self-pay	57	60	47	57	221
Other	222	65	19	—	306

Total accounts receivable	$7,564	$1,303	$606	$1,134	10,607

Less: allowances for doubtful accounts					(1,594)

Accounts receivable, net					$9,013

We continually strive to improve our billing and collection systems and processes, which includes increasing the number of trained personnel dedicated to this effort. To assess our efforts, we continually monitor the DSO of our accounts receivable. Our DSO averaged 56 days in 2008 down from 58 days in 2007 and 82 days in 2006. As of December 31, 2008 and 2007, our DSO was 53 days and 52 days, respectively. The decrease in average DSO was the result of these continued improvements to our billing and collection systems and processes, which we believe will allow us to maintain our current DSO levels in 2009.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation, or FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements if that position is “more likely than not” to be sustained upon examination by taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have recognized no significant interest or penalties upon the adoption of FIN 48 in 2007 and recognized no significant interest or penalties during the year ended December 31, 2008.

In accordance with SFAS No. 109, Accounting for Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. A valuation allowance is established when it is “more likely than not” the future realization of all or some of the deferred tax assets will not be achieved. As of December 31, 2008, we no longer maintained a valuation allowance against deferred tax assets, as we concluded it meets the “more likely than not” threshold required under SFAS No. 109.

Due to the adoption of SFAS No. 123R, Share-Based Payment, effective January 1, 2006, we recognized excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we followed the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Utilization of net operating losses carryforwards, credit carryforwards and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. We have had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and resulted in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, our net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $130,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Currently, we are not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding charge to income tax (benefit) expense on the consolidated statements of operations.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, which requires compensation expense related to share-based transactions, including employee stock options and restricted stock units, or RSUs, to be measured and recognized in our consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, and supersedes APB No. 25. We adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date.

In connection with our initial public offering, or IPO, we implemented an employee stock purchase plan, or ESPP, on October 29, 2007, which allows qualified employees the opportunity to purchase our common stock at a 15% discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. We value and account for our ESPP in accordance with FASB Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The objective of the measurement process for ESPPs with a look-back option is to reasonably measure the fair value of the award at the grant date. The date at which both the Company and an employee have a mutual understanding of the terms of the award in exchange for the services already rendered and the employee’s total contributions are known becomes the grant date. At this time, we become contingently obligated to issue equity instruments to the employee. Typically, the grant date is the first day of each six-month purchase period. The terms of our initial purchase period varied slightly, as the period extended from October 29, 2007 to June 30, 2008 and allowed for cash payments in addition to employee payroll deductions. In June 2008, the employee cash payments were received for this first purchase, thereby establishing the grant date for fair value measurement and the recording of the related stock-based compensation expense. For all remaining stock purchase offerings, employee contributions will be made only through payroll deductions and the grant date for fair value measurement and recording of the related stock-based compensation expense will be at the beginning of the offering period.

We record equity instruments issued to non-employees, excluding Cartesian employees and directors, as expense at their fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalue the equity instruments as they vest. During the years ended December 31, 2008, 2007 and 2006, we recognized $49,000, $31,000 and $16,000, respectively, of non-employee stock-based compensation.

We recognize compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense per FTB No. 97-1. We classify these amounts in the consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most awards, but can range from one to four years in certain grants. We value RSU grants at their intrinsic value. We use the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares.

The fair value of employee stock options and ESPP shares was estimated at the grant date using the following weighted average assumptions:

	Stock Options			ESPP
	Years Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008
Grant date fair value (per share)	$14.63	$10.78	$7.01	$14.61

Assumptions used:
Expected life of awards (years)	6.02	6.08	6.08	1.2
Risk-free interest rate	2.92%	4.48%	4.75%	2.79%
Volatility	51.35%	56.71%	68.00%	37.50%
Forfeitures	7.00%	7.00%	7.00%	—
Dividend yield	—	—	—	—

The continual decline in volatility from 2006 through 2008 is the result of declines in the actual volatility of our peer group over the estimated life of the options. These volatility trends are consistent with expectations we had regarding volatility trends as we mature and accumulate history as a public company.

We derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We based the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculated the weighted average expected life of options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 110, Share-Based Payment. This decision was based on the lack of relevant historical data due to our limited operating experience as a public company. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies within our peer group with publicly available share prices.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. For the ESPP, we do not utilize a separate forfeiture rate since we adjust ESPP stock-based compensation to actual contributions from the remaining participants at the end of each respective purchase period.

We recognized stock-based compensation in the consolidated statements of operations, as follows:

	Years Ended December 31,
	2008				2007			2006
	Options	RSUs	ESPP	Total	Options	RSUs	Total	Options
	(in thousands)
Cost of revenues	$1,058	$459	$770	$2,287	$164	$15	$179	$40
Sales and marketing	465	—	1,260	1,725	81	—	81	24
General and administrative	1,307	1,033	665	3,005	225	—	225	92
Research and development	—	—	—	—	54	—	54	45

	$2,830	$1,492	$2,695	$7,017	$524	$15	$539	$201

We expect stock-based compensation expense for 2009 to increase in absolute dollars but to decrease as a percentage of revenues based on new and additional stock option and RSU grants while offset by increasing revenues.

Fair Value

The carrying value of certain of our financial instruments that are not measured at fair value on a recurring basis, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other assets and liabilities, are considered to be reasonable estimates of their respective fair values due to their short-term nature.

We value financial instruments that are measured at fair value on a recurring basis in accordance with SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Furthermore, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. We have not specifically identified any financial instruments under SFAS No. 159.

We have evaluated our one remaining ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. We have assumed that the issuer and/or underwriter would be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (approximately 5-10 years) and applied a 1.0% illiquidity discount. The issuer of the ARS continues to make interest payments as scheduled and shows no indications that it will be unable to meet its current obligations. As a result of the valuation, we have recorded a temporary impairment of approximately $1.2 million as of December 31, 2008 against the original cost basis of $5.0 million. The unrealized loss, net of deferred tax, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market in the near term, the Company has classified this ARS investment security as a long-term asset on the balance sheet with a fair value of $3.8 million as of December 31, 2008.

Results of Operations

The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%
Cost of revenues	40%	41%	55%

Gross profit	60%	59%	45%
Operating expenses:
Sales and marketing	17%	20%	26%
General and administrative	19%	17%	29%
Research and development	1%	1%	4%
Impairment and lease exit costs	0%	0%	2%

Total operating expenses	37%	38%	61%

Income (loss) from operations	23%	21%	(16)%
Interest income	3%	2%	1%
Interest expense	0%	0%	(2)%
Other income	0%	0%	1%

Income (loss) before income taxes	26%	23%	(16)%
Income tax (benefit) expense	(1)%	1%	0%

Net income (loss)	27%	22%	(16)%

Revenues

Revenues primarily consist of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, private payors, such as hospitals, patients and others for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our PSA with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during each of the years ended December 31, 2008, 2007 and 2006.

For the years ended December 31, 2008 and 2007, we derived approximately 60% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 38% from Medicare and Medicaid; and the remaining approximate 2% for each period are from other sources. For the year ended December 31, 2006, we derived approximately 54% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; 43% from Medicare and Medicaid; and the remaining 3% from other sources. Our revenues are affected by changes in customer and case volume, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements. Reimbursement under Medicare for our specialized diagnostic services is subject to a Medicare physician fee schedule, and to a lesser degree, a clinical laboratory fee schedule, both of which are typically updated annually. These billing and reimbursement arrangements are discussed more fully in the “Billing and Reimbursement” section contained in Item 1 of this Annual Report on Form 10-K.

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
Revenues (1) (in thousands)	$116,170	$59,332	$24,018	96%	147%
Number of cases	38,567	22,513	10,858	71%	107%
Revenues per case	$3,012	$2,635	$2,212	14%	19%

(1)	During the years ended December 31, 2008 and 2007, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $3.3 million and $792,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. During the years ended December 31, 2006, we did not make any significant adjustments to our revenue estimates for prior periods. We expect to continue to have strong billing and collection efforts, but these adjustments could fluctuate both favorably and unfavorably during future periods.

Revenues increased to $116.2 million for the year ended December 31, 2008 up from $59.3 million and $24.0 million for the years ended December 31, 2007 and 2006, respectively (in each case inclusive of the changes in prior period accounting estimates noted above). The increases of $56.8 million, or 96%, and $35.3 million, or 147%, for the years ended December 31, 2008 and 2007, respectively, over each preceding year, were primarily due to case volume increases of 71% and 107%, respectively, and revenue per case increases of $377, or 14%, and $423, or 19%, respectively. These changes were in part due to a net increase in 2008 Medicare reimbursement rates for our key service offerings and better than expected collections primarily on our non-contracted business, as reflected by the favorable changes in accounting estimates that increased our revenues, as discussed above. Service revenues also increased each year as a result of expanding our test offerings. Case volumes, and therefore service revenues, have increased during the year ended December 31, 2008, primarily as a result of the 62% increase in our field sales representatives as of December 31, 2008. Similarly, field sales representatives increased 31% for the year ended December 31, 2007 over 2006. These increases in our field sales representatives have enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further focus our field sales representatives on in-person customer visits. Sales force productivity during the years ended December 31, 2008, 2007 and 2006 also increased primarily as a result of enhanced recognition in the market, smaller geographies per sales representative, price increases, expanded service offerings and efficiencies realized from a more experienced sales force.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits and stock-based compensation) of our Cartesian hempaths, licensed technicians, clinical service coordinators, or CSC, and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase, as our case volumes and revenues increase; as additional hempaths, technicians and support personnel are hired; as we incur increased outside laboratory costs; and as we spend more on supplies to support these anticipated increases. In addition, during the year ended December 31, 2008, we substantially completed tenant improvements at our existing facility to convert warehouse and adjacent internal space to additional laboratory operations. Additionally, during this same period, we initiated and completed tenant improvements on our newly leased office space, which now houses our administrative functions allowing us to fully dedicate our primary facility to laboratory testing and support personnel. Together, these new facility expansions have approximately doubled our overall testing capacity and will increase cost of revenues relating to the associated lease expense and depreciation of tenant improvements. As a result of these expenses associated with our facility expansions, laboratory costs and the hiring of additional hempaths and laboratory personnel, we expect to experience downward pressure on gross margins in 2009.

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
Cost of revenues (in thousands)	$45,931	$24,106	$13,131	91%	84%
Cost of revenues as a % of revenues	40%	41%	55%
Number of cases	38,567	22,513	10,858	71%	107%
Cost of revenues per case	$1,191	$1,071	$1,209	11%	(11)%

Cost of revenues was $45.9 million for the year ended December 31, 2008, increasing 91% and 84% from $24.1 million and $13.1 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenues, cost of revenues for the years ended December 31, 2008 and 2007 remained relatively consistent at 40% and 41%, respectively, down from 55% for the year ended December 31, 2006. For 2008 and 2007, despite increased stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians, these percentages have remained relatively consistent due to higher revenues and the leveraging of our fixed costs. This, in addition to favorable changes in revenue accounting estimates for prior periods, has resulted in gross margins of 60% and 59% for the years ended December 31, 2008 and 2007, respectively, up from 45% for the year ended December 31, 2006. From 2006 to 2007, as a percentage of revenues and on a per case basis, cost of revenues declined as we better leveraged our fixed laboratory infrastructure, more fully utilized our laboratory personnel and lowered the variable material and outsourcing costs through improved pricing with our suppliers.

Stock-based compensation expense for cost of revenues was $2.3 million, or 2% of revenue, for the year ended December 31, 2008, compared to $179,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively. We expect stock-based compensation expense for 2009 to increase in absolute dollars but to decrease as a percentage of revenues, based on additional awards to existing employees and new hires while offset by increasing revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation and related training and travel costs for our sales personnel in the field) and administrative-related costs allocated to sales and marketing functions. As part of our growth strategy, we expect our sales and marketing expenses to increase as we hire additional field sales representatives and strengthen our organization with the addition of mid-level management and training personnel to more fully develop our sales territories. We currently expect to grow our field sales representatives to approximately 120 over the next three years.

During the fourth quarter of 2008, we initiated hiring and promotional activities to build our sales management organizational structure adding several new area director, regional manager and district manager positions along with additional sales representative hires necessary to backfill for the promotional activities. As our name becomes more recognized and our existing sales force becomes more established in our market, we believe that our sales force productivity should increase and the time it takes new sales representatives to reach their full potential and the average cost per sale should decrease over the long-term.

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
Sales and marketing expenses (in thousands)	$20,065	$11,649	$6,264	72%	86%
Sales and marketing expenses as a % of revenues	17%	20%	26%

Sales and marketing expenses were $20.1 million for the year ended December 31, 2008, increasing 72% and 86% from $11.6 million and $6.3 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenues, sales and marketing expenses for the years ended December 31, 2008, 2007 and 2006 have decreased to 17% from 20% and 26%, respectively, due to year-over-year increases in revenue of 96% and 147% for 2008 and 2007, respectively. The increases of $8.4 million, or 72%, and $5.4 million, or 86%, for the years ended December 31, 2008 and 2007, respectively, were primarily due to incremental increases of $7.4 million and $5.1 million, respectively, for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel) and other cost increases due to the increased number of field sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. In addition, facility and equipment related costs increased incrementally by $766,000 and $128,000 for the years ended December 31, 2008 and 2007, respectively, due to increased headcount. The number of field sales representatives increased to 55 as of December 31, 2008, up from 34 and 26 at December 31, 2007 and 2006, respectively. Total sales management and administrative personnel not included in sales representatives, increased to ten as of December 31, 2008 from two as of December 31, 2007. Consequently, we anticipate minimal, if any, improvements to our sales and marketing expenses as a percentage of revenues for 2009.

Stock-based compensation expense for sales and marketing was $1.7 million, or 2% of revenue, for the year ended December 31, 2008, compared to $81,000 and $24,000 for the years ended December 31, 2007 and 2006, respectively. We expect stock-based compensation expense for 2009 to increase in absolute dollars but to decrease as a percentage of revenues, based on additional awards to existing employees and new hires while offset by increasing revenues.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation), professional services, depreciation and other costs allocated to general and administrative functions. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel; continue to comply with the reporting obligations applicable to publicly held companies; incur additional expenses associated with the expansion of our facilities into our newly leased office space and backup systems; and continue to build our corporate infrastructure to support our anticipated growth. In 2008, we initiated and completed tenant improvements to our newly leased office space, which now houses our administrative functions allowing us to fully dedicate our primary facility to laboratory testing and support personnel.

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
General and administrative expenses (1) (in thousands)	$22,313	$9,976	$6,930	124%	44%
General and administrative expenses as a % of revenues	19%	17%	29%

(1)	During the year ended December 31, 2007, we recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts, which decreased general and administrative expenses by $666,000. This positive change in accounting estimates was the result of continued improvements to our billing systems and collection processes, as well as favorable experience in the collection of previously reserved accounts receivable for services rendered in prior periods. There were no similar changes in prior period accounting estimates during the years ended December 31, 2008 and 2006.

General and administrative expenses increased to $22.3 million for the year ended December 31, 2008, increasing 124% and 44% from $10.0 million and $6.9 million for the years ended December 31, 2007 and 2006, respectively (inclusive of the changes in prior period accounting estimates noted above). The increases of $12.3 million, or 124%, and $3.0 million, or 44%, for the years ended December 31, 2008 and 2007, respectively, were primarily due to incremental increases of $6.3 million and $2.4 million, respectively, for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $2.3 million and $751,000, respectively, for legal, insurance and consulting costs, and $2.5 million in the year ended December 31, 2008 over 2007, for increased provision for doubtful accounts. Employee-related costs increased as a result of the total general and administrative headcount to 65 as of December 31, 2008 up from 36 and 17 as of December 31, 2007 and 2006, in support of operating as a public company and overall company growth. General and administrative headcount increased year-over-year by 81% and 112% as of December 31, 2008 and 2007, respectively. In addition, we have expanded our infrastructure by enhancing our information systems and implementing finance initiatives to improve billing and support for our finance team in complying with public company reporting obligations. Legal and consulting expenses increased as a result of regulatory initiatives, additional public company obligations, consulting expense associated with our increased recruiting costs related to hiring and the ongoing development and maintenance of our compliance programs. As a percentage of revenues, the overall increase to 19% for the year ended December 31, 2008 compared to 17% in 2007 pertains to increased company costs related to our first full year as a public company and increased support personnel due to our growth and various corporate initiatives, which were offset by the 96% increase in revenues for the same year. In comparison, the decrease to 17% for the year ended December 31, 2007 from 29% in 2006, pertained to the 147% increase in revenue for the comparable period.

Although we anticipate total general and administrative expense will increase in 2009, we expect to see a decline as a percentage of revenues. Stock-based compensation expense for general and administrative expenses was $3.0 million, or 3% of revenue, for the year ended December 31, 2008, compared to $225,000 and $92,000 for the years ended December 31, 2007 and 2006, respectively. We expect stock-based compensation expense for 2009 to increase in absolute dollars but to decrease as a percentage of revenues, based on additional awards to existing employees and new hires while offset by increasing revenues.

Research and Development Expenses

Research and development expenses primarily consist of compensation, fringe benefits, depreciation, supplies and administrative-related costs allocated to research and development expenses. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized diagnostic services.

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
Research and development expenses (in thousands)	$1,233	$559	$1,080	121%	(48)%
Research and development expenses as a % of revenues	1%	1%	4%

Research and development expenses increased to $1.2 million for the year ended December 31, 2008, up from $559,000 and $1.1 million for the years ended December 31, 2007 and 2006, respectively. The 2008 increase of $674,000, or 121%, compared to 2007, was primarily due to costs associated with in-house validation of diagnostic tests. As a percentage of revenue, research and development expenses of 1% for the year ended December 31, 2007 decreased from 4% in 2006, which pertained to the 147% increase in revenue for the comparable period offset by a reduction in research and development spending.

Impairment and Lease Exit Costs

Impairment and lease exit costs in 2006 primarily relate to the relocation of our corporate headquarters in the second quarter of 2006. At that time, we recorded a charge of approximately $542,000 related to the present value of the expected loss on the sublease of our prior facility, including $235,000 related to impairment of tenant improvements.

Interest Income, Interest Expense and Other Income

	Years Ended December 31,			% Change
	2008	2007	2006	2008	2007
	(in thousands)
Interest income	$3,010	$1,062	$246	183%	332%
Interest expense	$—	$(353)	$(384)	(100)%	(8)%
Other income	$28	$41	$308	(32)%	(87)%

Interest income increased to $3.0 million for the year ended December 31, 2008, up from $1.1 million and $246,000 for the years ended December 31, 2007 and 2006, respectively. Interest income has increased primarily due to increased cash and cash equivalents and investment securities from our IPO proceeds and cash provided by operations. We have experienced and will continue to expect lower returns on our investments due to current market conditions. We intend to continue to manage our investments to minimize overall risk with the objectives of preserving principal, maintaining liquidity while maximizing our returns.

The decrease in interest expense is a result of our repayment of borrowings during the year ended December 31, 2007, in connection with our IPO. No new borrowings or related interest expense is expected.

The other income of $308,000 in the year ended December 31, 2006 pertains to contingent income from the disposition of our cellular analysis product in June 2005.

Income Tax (Benefit) Expense

The income tax benefit for the year ended December 31, 2008 was $1.7 million. The income tax expense for the years ended December 31, 2007 and 2006 was $439,000 and $0, respectively. We had $14.9 million in net deferred tax assets as of December 31, 2007 that were offset entirely by a valuation allowance, as we were unable to conclude, at that time, that it was “more likely than not” that such deferred tax assets would be realized. As of December 31, 2008, although realization is not assured, we believed it was “more likely than not” that we would be able to realize our net deferred tax assets through the ordinary course of business and expected future taxable income. Therefore, during the year ended December 31, 2008, we recorded a $14.9 million tax benefit representing the release of the valuation allowance against the net deferred tax assets. As of December 31, 2008, we had $7.2 million in net deferred tax assets.

As of December 31, 2008, we had federal tax net operating loss carryforwards of approximately $1.3 million and state tax net operating loss carryforwards of approximately $27.1 million. The federal and state net operating losses will begin to expire in 2019 and 2013, respectively. As of December 31, 2008, we had federal research tax credit carryforwards of approximately $908,000 and state research credit carryforwards of approximately $80,000. The federal research credit carryforward begins to expire in 2021. The state research credit carryforwards do not expire. As of December 31, 2008, we had federal alternative minimum tax credit carryforwards of approximately $816,000 that do not expire.

Our taxable income for 2008 significantly utilized the available federal net operating losses with any remaining deferred tax assets to be utilized in subsequent years. Due to our sustained profitability, our future effective tax rate will be approximately 45% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

Below is a summary of our cash, cash equivalents, short-term investments, working capital and cash flows provided by (used in) operating, investing and financing activities:

	December 31,
	2008	2007	2006
	(in thousands)
Cash, cash equivalents and short-term investments	$102,938	$85,460	$3,865

Working capital	$115,236	$88,979	$4,293

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,155	$13,105	$(3,425)
Investing activities	(44,739)	(36,022)	(958)
Financing activities	4,068	69,676	(678)

Net (decrease) increase in cash and cash equivalents	$(12,516)	$46,759	$(5,061)

As of December 31, 2008, we had $102.9 million in cash, cash equivalents and short-term investments, primarily consisting of money market funds, corporate debt investment securities and government-sponsored enterprise investment securities. We have established guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal, maintaining liquidity while maximizing our returns.

Our primary sources of cash are net cash provided by operating activities and proceeds from common stock issuances. Our primary ongoing source of cash is cash receipts on accounts receivable from our revenues. Aside from the growth in revenues, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. Our DSO averaged 56 days in 2008 down from 58 days in 2007 and 82 days in 2006. As of December 31, 2008 and 2007, our DSO was 53 days and 52 days, respectively. The decrease in average DSO was the result of continued improvements to our billing and collection systems and processes, which we believe will allow us to maintain our current DSO levels in 2009.

Our primary uses of cash are to fund operating expenses and the acquisition of property and equipment. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment primarily consist of purchases of facility improvements, laboratory equipment and computer hardware and software.

Operating Activities

Net cash provided by operating activities during the years ended December 31, 2008 and 2007 were $28.2 million and $13.1 million, respectively. For the year ended December 31, 2008 compared to the same period in 2007, the net incremental increase of $15.1 million, or 115%, was primarily due to incremental increases of $18.0 million in net income due primarily to increased revenues, adjusted for non-cash changes such as an additional $6.5 million of stock-based compensation expense, an additional $808,000 of depreciation and amortization expense due to assets placed into service from increased facility and related capitalized costs and an increased provision for doubtful accounts of $2.1 million due to increased contracted revenues; as well as, an increase of $2.9 million in income taxes primarily due to recent California legislation retroactive to January 1,

2008, temporarily suspending the benefit of utilizing our net operating losses, as we move into a fully taxable position; offset by an increase of $1.6 million in accounts payable, accrued expenses and accrued compensation due to timing of payouts, a $6.7 million change in deferred taxes primarily due to the release of our valuation allowance against our net deferred tax assets, a $3.0 million change in excess tax benefits for stock-based compensation awards reflected as equity financing activities and $4.4 million of incremental increases to accounts receivable as a result of increased revenue and collection efforts.

Net cash provided by operating activities during the year ended December 31, 2007 was $13.1 million and net cash used in operating activities during the year ended December 31, 2006 was $3.4 million. For the year ended December 31, 2007 compared to the same period in 2006, the net incremental increase of $16.5 million, was primarily due to a net income increase of $17.1 million due primarily to increased revenues, an additional increase of $2.3 million in accounts payable, accrued expenses and accrued compensation due to timing of payouts; offset by a decrease of $1.6 million in accounts receivable and other assets associated with increased revenue and timing of cash receipts.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2008, 2007 and 2006 was $44.7 million, $36.0 million and $1.0 million, respectively. For the years ended December 31, 2008 and 2007, this primarily pertains to net purchases of investment securities of $35.1 million and $34.8 million, respectively, from the IPO proceeds and cash generated from operations. Additionally, we had increased capital expenditures of $8.3 million and $261,000 pertaining to tenant improvements for expansion of our current facility and our new corporate offices and purchases of laboratory equipment, computers, software and furniture in support of our growth across all functional areas.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2008 of $4.1 million pertains to $1.9 million of net proceeds from the exercise of stock options, RSUs and warrants, including the issuance of approximately 96,000 shares for $1.5 million under the ESPP and $3.0 million excess tax benefits related to disqualifying dispositions on stock-based compensation awards, offset by payments of $764,000 for expenses associated with public offerings. Net cash provided by financing activities during the year ended December 31, 2007 of $69.7 million pertains primarily to proceeds from our IPO of $72.5 million net of costs; offset by the principal payments on long-term financing and capital leases of $3.2 million. Net cash used in financing activities during the year ended December 31, 2006 of $678,000 pertains to principal payments on long-term financing and capital leases of $1.4 million, offset by proceeds from issuance of notes payable of $715,000.

Liquidity Restrictions

As of December 31, 2008, we held a single ARS with a fair value of $3.8 million. The ARS had a cost basis of $5.0 million, which was net of a temporary impairment of $1.2 million as of December 31, 2008 due to the illiquidity of the investment security. As such, we had classified the ARS as a long-term investment security.

ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of December 31, 2008, the security is rated A2 by Moody’s Investors Service and AA by Standard & Poor’s based on the underwriter’s guarantee. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this failed auction will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.2 million as of December 31, 2008. In the meantime, the issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not currently need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or to the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of December 31, 2008, we had total restricted cash of $360,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011.

Capital Resources

We believe that our cash, cash equivalents and short-term investment securities as of December 31, 2008, combined with our positive cash flows from operations will be adequate to fund our planned growth and operating activities through at least the next 24 months.

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

Over the next 24 months, we estimate the costs associated with increasing our personnel to be approximately $20.0 million to $25.0 million; the costs associated with the expansion of our existing laboratory and administrative facilities and establishing other new laboratory facilities to be approximately $10.0 million to $15.0 million; and the costs associated with additional capital expenditures to be approximately $10.0 million to $15.0 million.

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations.

As of December 31, 2008, we do not have any outstanding debt. We do not anticipate having to obtain any form of debt in the near future.

Income Tax

During the year ended December 31, 2008, we began operating as a fully taxed corporation, which will decrease our cash flows as a result of increased income tax payments. As of December 31, 2008, we had federal tax net operating loss carryforwards of approximately $1.3 million and state tax net operating loss carryforwards of approximately $27.1 million. California has suspended any usage of its state tax net operating loss carryforward until 2010, which will require us to be fully taxed in California without the benefit of net operating loss credits until 2010. The federal and state net operating losses will begin to expire in 2019 and 2013, respectively. As of December 31, 2008, we had federal research tax credit carryforwards of approximately $908,000 and state research credit carryforwards of approximately $80,000. The federal research credit carryforward begins to expire in 2021. The state research credit carryforwards do not expire. As of December 31, 2008, we had federal alternative minimum tax credit carryforwards of approximately $816,000 that do not expire.

Utilization of net operating losses carryforwards, credit carryforwards and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. We have had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and resulted in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, our net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $130,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Currently, we are not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding charge to income tax (benefit) expense on the consolidated statements of operations.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2008:

	Payments Due By Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Operating leases	$14,750	$2,954	$3,007	$3,030	$2,366	$1,671	$1,722
Purchase obligations	164	115	44	5	—	—	—

	$14,914	$3,069	$3,051	$3,035	$2,366	$1,671	$1,722

From time to time, we may enter into contracts with suppliers, manufacturers and other third parties under which we may be required to make payments. The table above does not reflect any future obligations that may arise due to the expansion of our laboratory facilities, including facility leasing costs, tenant improvements and other facility startup and infrastructure costs.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have not engaged and do not expect to engage in any off-balance sheet activities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Interest Rate Risk

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at fair value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities. If a 100 basis point change in overall interest rates were to occur in 2009, our interest income would change by approximately $394,000 in relation to amounts we would expect to earn assuming short-term investment securities balances and types of investment securities are consistent with those as of December 31, 2008.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genoptix, Inc.

We have audited the accompanying consolidated balance sheets of Genoptix, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genoptix, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genoptix Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

February 23, 2009

GENOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$38,108	$50,624
Short-term investment securities	64,830	34,836
Accounts receivable, net of allowance for doubtful accounts of $4,126 and $1,594 at December 31, 2008 and 2007, respectively	15,604	9,013
Deferred tax asset	4,707	—
Other current assets	2,179	1,409

Total current assets	125,428	95,882
Property and equipment, net	12,189	1,950
Long-term investment security	3,775	—
Deferred tax asset	2,510	—
Restricted cash	360	—
Other long-term assets	183	—

Total assets	$144,445	$97,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,580	$4,312
Accrued compensation	3,006	2,496
Deferred revenues	365	95
Deferred rent	241	—

Total current liabilities	10,192	6,903
Long-term liabilities	2,034	324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 16,682 and 16,095 shares issued and outstanding at December 31, 2008 and 2007, respectively	17	16
Additional paid-in capital	143,616	132,532
Accumulated other comprehensive (loss) income	(774)	53
Accumulated deficit	(10,640)	(41,996)

Total stockholders’ equity	132,219	90,605

Total liabilities and stockholders’ equity	$144,445	$97,832

See accompanying notes to consolidated financial statements.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues	$116,170	$59,332	$24,018
Cost of revenues	45,931	24,106	13,131

Gross profit	70,239	35,226	10,887
Operating expenses:
Sales and marketing	20,065	11,649	6,264
General and administrative	22,313	9,976	6,930
Research and development	1,233	559	1,080
Impairment and lease exit costs	—	—	542

Total operating expenses	43,611	22,184	14,816

Income (loss) from operations	26,628	13,042	(3,929)
Interest income	3,010	1,062	246
Interest expense	—	(353)	(384)
Other income	28	41	308

Income (loss) before income taxes	29,666	13,792	(3,759)
Income tax (benefit) expense	(1,690)	439	—

Net income (loss)	$31,356	$13,353	$(3,759)

Net income (loss) per share:(1)(2)
Basic	$1.91	$1.20	$(33.74)

Diluted	$1.78	$0.78	$(33.74)

Shares used to compute net income (loss) per share:(1)(2)
Basic	16,399	2,756	111

Diluted	17,653	4,246	111

(1)	As a result of the conversion of the Company’s preferred stock into 11,032 shares of common stock upon completion of the Company’s initial public offering in November 2007, there is a lack of comparability in the basic and diluted net income per share amounts for the periods presented above. For calculations of the pro forma net income per share for the periods presented, see Note 1 in the accompanying notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K .

(2)	For the year ended December 31, 2007, $10,036 of the Company’s net income of $13,353 was allocated to preferred stockholders for purposes of calculating net income per share pursuant to the terms of the preferred stock, resulting in $3,317 of net income allocable to common stockholders. See Note 1 in the accompanying notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method and amounts used in the computation of the per share amounts.

See accompanying notes to consolidated financial statements.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	52,401	$52	150	$—	$59,062	$—	$(51,590)	$7,524	$—
Stock-based compensation	—	—	—	—	201	—	—	201	—
Exercise of stock options	—	—	56	—	21	—	—	21	—
Repurchase of common stock	—	—	(9)	—	—	—	—	—	—
Issuance of warrants in connection with loan agreement	—	—	—	—	78	—	—	78	—
Net loss	—	—	—	—	—	—	(3,759)	(3,759)	(3,759)

Balance at December 31, 2006	52,401	52	197	—	59,362	—	(55,349)	4,065	$(3,759)

Conversion of preferred stock in connection with initial public offering	(52,401)	(52)	11,032	11	41	—	—	—	$—
Initial public offering of common stock, net of $7,969 of offering costs	—	—	4,736	5	72,533	—	—	72,538	—
Stock-based compensation	—	—	—	—	540	—	—	540	—
Exercise of stock options	—	—	130	—	56	—	—	56	—
Net income	—	—	—	—	—	—	13,353	13,353	13,353
Unrealized gain on investment securities	—	—	—	—	—	53	—	53	53

Balance at December 31, 2007	—	—	16,095	16	132,532	53	(41,996)	90,605	$13,406

Issuance of common stock, net	—	—	587	1	1,863	—	—	1,864	$—
Stock-based compensation	—	—	—	—	7,017	—	—	7,017	—
Excess tax benefits from stock-based compensation awards	—	—	—	—	2,968	—	—	2,968	—
Costs paid in connection with public offering	—	—	—	—	(764)	—	—	(764)	—
Net income	—	—	—	—	—	—	31,356	31,356	31,356
Unrealized loss on investment securities	—	—	—	—	—	(1,365)	—	(1,365)	(1,365)
Deferred tax	—	—	—	—	—	538	—	538	538

Balance at December 31, 2008	—	$—	16,682	$17	$143,616	$(774)	$(10,640)	$132,219	$30,529

See accompanying notes to consolidated financial statements.

GENOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$31,356	$13,353	$(3,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,388	580	630
Provision for doubtful accounts	3,196	1,093	1,258
Stock-based compensation expense	7,017	540	201
Deferred taxes	(6,680)	—	—
Excess tax benefits from stock-based compensation awards	(2,968)	—	—
Amortization of premium/discount on investments securities	(417)	(4)	—
Realized loss on sale of investment securities	66	—	—
Non-cash interest expense	—	166	85
Loss on impairment of fixed assets	—	—	235
Changes in operating assets and liabilities:
Accounts receivable	(9,787)	(5,340)	(3,709)
Other current and long-term assets	(823)	(1,159)	(36)
Accounts payable and accrued expenses	1,641	2,325	788
Accrued compensation	510	1,438	690
Income taxes	2,908	—	—
Deferred rent	478	57	186
Deferred revenues	270	56	6

Net cash provided by (used in) operating activities	28,155	13,105	(3,425)

Investing activities
Purchase of property and equipment	(9,567)	(1,243)	(982)
Proceeds from sales of property and equipment	21	—	24
Purchase of investment securities	(114,946)	(42,779)	—
Proceeds from sales and maturities of investment securities	79,803	8,000	—
Purchase of intangibles	(50)	—	—

Net cash used in investing activities	(44,739)	(36,022)	(958)

Financing activities
Proceeds from issuance of common stock, net	1,864	56	21
Excess tax benefits from stock-based compensation awards	2,968	—	—
Net proceeds (costs) from (paid in) public offerings	(764)	72,538	—
Principal payments on notes payable	—	(3,183)	(1,308)
Proceeds from issuance of notes payable	—	284	715
Principal payments on capital lease obligations	—	(19)	(106)

Net cash provided by (used in) financing activities	4,068	69,676	(678)

Net (decrease) increase in cash and cash equivalents	(12,516)	46,759	(5,061)
Cash and cash equivalents at beginning of year	50,624	3,865	8,926

Cash and cash equivalents at end of year	$38,108	$50,624	$3,865

Supplemental information:
Income taxes paid, net	$2,128	$365	$—

Interest paid	$—	$187	$299

Non-cash investing and financing activities:
Unrealized (loss) gain on investment securities, net	$(1,365)	$53	$—

Capitalized tenant improvement allowance	$1,470	$—	$—

Accrued purchases of property and equipment	$690	$—	$—

Issuance of warrants to purchase convertible preferred stock	$—	$—	$78

See accompanying notes to consolidated financial statements.

GENOPIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In California, where the Company’s clinical diagnostic services are provided, the Company is not permitted to directly own a medical operation. As a result, it performs only non-medical administrative and support services and does not exercise influence or control over the practice of medicine. The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages, and it is this entity that employs the physicians who provide medical services on behalf of the Company. The relationship between the Company and Cartesian is governed by the Clinical Laboratory Professional Services Agreement, or PSA, entered into by the Company and Cartesian on December 31, 2005 and which became effective on January 1, 2006. Under the PSA, Cartesian provides all medical services and the Company exclusively manages all non-medical aspects, including entering into all non-employment related contracts. All claims, demands and rights to charge, bill and collect for medical services rendered are assigned from Cartesian to the Company. The Company is specifically responsible for billing and collections of all charges for the medical services rendered and provides Cartesian certain services, including payroll, laboratory and medical office space, non-medical business functions, such as supplies, utilities and insurance. In addition, any changes in the number of physicians or physician compensation are subject to the Company’s approval. Under the provisions of the PSA, the Company records the revenue assigned to it and expenses the cost of the services provided by it. The PSA is automatically renewed on a yearly basis but may be terminated by the Company at any time on 60 days’ prior notice, and either party may terminate the PSA upon an uncured material breach by the other party. Cartesian has no operating assets. The Company has also entered into a Succession Agreement that limits the ability of Cartesian’s owner to only transfer his ownership interest in Cartesian to an entity or person designated by the Company.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and these notes to consolidated financial statements. The most

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

significant estimates in the Company’s consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, valuation of investment securities, stock-based compensation and income tax. Actual results could differ from those estimates.

Segment and Geographic Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. For all periods presented, the Company operated in a single business segment. All revenue is generated in the United States and related territories.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Investment Securities

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all investment securities as available-for-sale at the time of purchase, as the sale of such investment securities may be required prior to maturity to implement management strategies. The Company generally reports all investment securities as short-term based on its intent to fund current operations and its ability to convert the investment securities into cash. Investment securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income, net of deferred tax, until realized. Amortization of premiums, accretion of discounts to maturity and interest earned are included in interest income. Realized gains and losses from the sale of available-for-sale investment securities, if any, are determined on a specific identification basis and included in interest income on the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of the related remaining lease term or useful life. Depreciation expense, inclusive of tenant improvement amortization, is reported in the statements of operations based on the nature of the underlying assets and the functional area to which the assets have been assigned.

Restricted Cash

Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011. As of December 31, 2008, the Company had total restricted cash of $360,000. The Company classified the restricted cash as long-term due to the nature of the required letter of credit as a whole.

Deferred Rent

The Company leases all of its facilities under non-cancelable operating leases. Some of these lease agreements contain tenant improvement allowances funded by the landlord, rent holidays and rent escalation

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

clauses. Rent expense is recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as deferred rent. The Company uses the date that it obtains the legal right to use and control the leased space to begin recording rent expense and amortizing deferred rent on a straight-line basis over the term of the lease.

The Company capitalizes tenant improvements related to landlord lease incentives as property and equipment with an offsetting credit to deferred rent. During the year ended December 31, 2008, the Company capitalized $1.5 million of these landlord-funded tenant improvements. These capitalized tenant improvements were placed into service in December 2008 and are being amortized over the remaining lease term of 72 months. The Company is amortizing the lease incentives, recorded as deferred rent, on a straight-line basis over the term of the lease.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the years ended December 31, 2008 and 2007, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $3.3 million and $792,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to its billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. During the years ended December 31, 2006, the Company did not make any significant adjustments to its revenue estimates for prior periods. As of December 31, 2008 and 2007, the Company had uncollected accounts receivable from non-contracted payors of approximately $9.1 million and $5.3 million, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s contracted payors. The process for estimating the collection of receivables associated with the Company’s specialized diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience with specific payors and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy involving denial, appeal and adjudication processes, and is subject to

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

periodic adjustments that may be significant. The provision for doubtful accounts is charged to general and administrative expenses. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. As of December 31, 2008 and 2007, the Company had an allowance for doubtful accounts of $4.1 million and $1.6 million, respectively, which it reduced by $664,000 and $859,000, respectively, for write-offs, net of recoveries.

The Company recorded a provision for doubtful accounts at a rate of approximately 3% of revenues for the year ended December 31, 2008, compared to 2% and 5% for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company recorded $3.2 million of provision for doubtful accounts, compared to $1.1 million and $1.3 million for the comparable periods in 2007 and 2006, respectively. During the year ended December 31, 2007, the Company recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts, which decreased general and administrative expenses by $666,000. This positive change in accounting estimates was the result of continued improvements to its billing systems and collection processes, as well as favorable experience in the collection of previously reserved accounts receivable for services rendered in prior periods. There were no similar changes in prior period accounting estimates during the years ended December 31, 2008 and 2006.

Research and Development Costs

Costs incurred in connection with research and development activities are charged to operations as incurred.

Shipping Costs

Shipping costs are included in cost of revenues on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment exist which warrant adjustments to carrying values or estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments that are not measured at fair value on a recurring basis, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other assets and liabilities are considered to be reasonable estimates of their respective fair values due to their short-term nature.

The Company values financial instruments that are measured at fair value on a recurring basis in accordance with SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Furthermore, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. The Company has not specifically identified any financial instruments under SFAS No. 159.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentrations of Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents, investment securities and accounts receivable.

The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company believes the financial positions of the depository institutions holding the Company’s deposits significantly reduce the exposure to credit risk. Additionally, the Company has established guidelines regarding diversification of its investment securities and their maturities, which are designed to maintain safety and liquidity.

Substantially all of the Company’s accounts receivable is with entities in the healthcare industry. However, concentrations of credit risk are limited due to the number of the Company’s customers as well as their dispersion across many different geographic regions in the United States. The Company has significant accounts receivable balances whose collectibility is dependent on the availability of funds from certain governmental programs, primarily Medicare, and compliance with the regulations of that agency. Upon audit by a Medicare intermediary, a condition of non-compliance could result in the Company having to refund amounts previously collected. The Company does not believe there is a significant credit risk associated with these governmental programs and an adequate allowance has been recorded for the possibility of these receivables proving uncollectible. The Company does not require collateral or other security to support accounts receivable. As of December 31, 2008 and 2007, other than Medicare, no other single payor’s accounts receivable balance resulted in any significant concentration of risk for contracted or non-contracted payors. Accounts receivable balances from Medicare were approximately $7.7 million and $3.9 million, as of December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007 and 2006, approximately 38%, 38% and 43%, respectively, of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. For the years ended 2008, 2007 and 2006, other than Medicare, no other single contracted or non-contracted payor’s revenue was individually significant.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation expense related to share-based transactions, including employee stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, to be measured and recognized in the Company’s consolidated financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, and supersedes APB No. 25. The Company adopted SFAS No. 123R using the prospective approach. Under the prospective approach, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date.

In connection with the Company’s initial public offering, or IPO, the Company implemented an ESPP on October 29, 2007, which allows qualified employees the opportunity to purchase Company common stock at a 15% discount. Generally, the plan consists of a two-year offering period with four six-month purchase periods and contains a look-back provision for determining the purchase price. The Company values and accounts for its ESPP in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin, or FTB, No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The objective of the measurement process for ESPPs with a look-back option is to reasonably measure the fair value of the award at the grant date. The date at which both the Company and employee have a mutual understanding of the terms of the award in exchange for the services already rendered and the employee’s total

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contributions are known becomes the grant date. At this time, the Company becomes contingently obligated to issue equity instruments to the employee. Typically, the grant date is the first day of each offering period. The terms of the Company’s initial purchase period varied slightly, as the period extended from October 29, 2007 to June 30, 2008 and allowed for cash payments in addition to employee payroll deductions. In June 2008, the employee cash payments were received for this first purchase, thereby establishing the grant date for fair value measurement and the recording of the related stock-based compensation expense. For all remaining stock purchase offerings, employee contributions will be made only through payroll deductions.

The Company records equity instruments issued to non-employees, excluding Cartesian employees and directors, as expense at the fair value over the related service period as determined in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and periodically revalues the equity instruments as they vest. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $49,000, $31,000 and $16,000, respectively, of non-employee stock-based compensation.

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense per FTB No. 97-1. The Company classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most awards, but can range from one to four years in certain grants. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares. The fair value of employee stock options and ESPP shares was estimated at the grant date using the following weighted average assumptions:

	Stock Options			ESPP
	Years Ended December 31,			Year Ended December 31, 2008
	2008	2007	2006
Grant date fair value (per share)	$14.63	$10.78	$7.01	$14.61

Assumptions used:
Expected life of awards (years)	6.02	6.08	6.08	1.2
Risk-free interest rate	2.92%	4.48%	4.75%	2.79%
Volatility	51.35%	56.71%	68.00%	37.50%
Forfeitures	7.00%	7.00%	7.00%	—
Dividend yield	—	—	—	—

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 110, Share-Based Payment. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies within the Company’s peer group with publicly available share prices.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. For the ESPP, the Company does not utilize a

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

separate forfeiture rate since it adjusts ESPP stock-based compensation to actual contributions from the remaining participants at the end of each respective purchase period.

The Company recognized stock-based compensation in the consolidated statements of operations, as follows:

	Years Ended December 31,
	2008				2007			2006
	Options	RSUs	ESPP	Total	Options	RSUs	Total	Options
	(in thousands)
Cost of revenues	$1,058	$459	$770	$2,287	$164	$15	$179	$40
Sales and marketing	465	—	1,260	1,725	81	—	81	24
General and administrative	1,307	1,033	665	3,005	225	—	225	92
Research and development	—	—	—	—	54	—	54	45

	$2,830	$1,492	$2,695	$7,017	$524	$15	$539	$201

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation, or FIN, 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements if that position is “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax (benefit) expense. The Company has recognized no significant interest or penalties in the years ended December 31, 2008, 2007 and 2006.

In accordance with SFAS No. 109, Accounting for Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized based on the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. A valuation allowance is established when it is “more likely than not” the future realization of all or some of the deferred tax assets will not be achieved. As of December 31, 2008, the Company no longer maintained a valuation allowance against deferred tax assets, as the Company concluded it meets the “more likely than not” threshold required under SFAS No. 109.

Due to the adoption of SFAS No. 123R effective January 1, 2006, the Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive (Loss) Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive (loss) income, including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive (loss) income, including unrealized gains and losses on investment securities, shall be reported net of their related tax effect to arrive at accumulated other comprehensive (loss) income.

Net Income (Loss) Per Share

Prior to the Company’s IPO, net income (loss) per share was computed in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculated diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income (loss) per share. To the extent preferred stock was anti-dilutive; the Company calculated diluted net income (loss) per share under the two-class method.

Subsequent to the Company’s IPO, net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the net income or loss allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, RSUs, ESPP shares and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

As a result of the completion of the Company’s IPO during the fourth quarter of 2007, the Company allocated income between the preferred and common stockholders on a pro-rata basis over the number of days of the respective periods presented for purposes of determining the income allocable to common stockholders under each of the methods noted above.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net income (loss) per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$31,356	$13,353	$(3,759)
Income allocable to preferred stockholders	—	(10,036)	—

Net income (loss) allocable to common stockholders	$31,356	$3,317	$(3,759)

Denominator:
Weighted average shares of common stock outstanding, net—basic	16,399	2,756	111
Dilutive effect of common equivalent shares	1,254	1,490	—

Weighted average shares of common stock outstanding, net—diluted	17,653	4,246	111

Net income (loss) per share:
Basic	$1.91	$1.20	$(33.74)

Diluted	$1.78	$0.78	$(33.74)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Preferred stock	—	9,249	11,032
Preferred stock warrants	—	—	86
Common stock warrants	—	—	1
Common stock options and restricted stock units	129	—	1,633
Common stock subject to repurchase	—	—	45

	129	9,249	12,797

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro Forma Net Income (Loss) Per Share

Upon the completion of the Company’s IPO on November 2, 2007, all of the Company’s previously outstanding preferred shares converted into 11.0 million shares of common stock. As a result of the issuance of these shares of common stock, there is a lack of comparability in both the basic and diluted net income (loss) per share amounts for the periods presented. In order to provide a more relevant measure of the Company’s operating results, a pro forma net income (loss) per share calculation has been included. The shares used to compute pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	Years Ended December 31,
	2008	Pro Forma 2007	Pro Forma 2006
	(in thousands, except per share data)
Numerator:
Pro forma net income (loss) allocable to common stockholders	$31,356	$13,353	$(3,759)

Denominator:
Weighted average shares of common stock outstanding, net	16,399	2,756	111
Adjustments to reflect the weighted average effect of the assumed conversion of convertible preferred stock	—	9,249	11,032

Pro forma weighted average shares of common stock outstanding, net—basic	16,399	12,005	11,143
Dilutive effect of common equivalent shares	1,254	1,549	—

Pro forma weighted average shares of common stock outstanding, net—diluted	17,653	13,554	11,143

Pro forma net income (loss) per share:
Basic	$1.91	$1.11	$(0.34)

Diluted	$1.78	$0.99	$(0.34)

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value in the financial statements on a recurring basis, at least annually. The delay is intended to allow FASB and constituents additional time to consider the effect of various implementation issued that have arisen, or that may arise, from the application of SFAS No. 157. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company also adopted FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, as required, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. During the year ended December 31, 2008, the Company recorded a temporary impairment of $1.2 million (see Note 2 and Note 3 in these notes to consolidated financial statements).

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value, or the fair value option. If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations and financial position as the fair value option was not elected for any of its financial assets or financial liabilities at the date of adoption.

The Company adopted SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP and GAAP hierarchy. SFAS No. 162 had no material effect on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2008.

In November 2007, FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The objective of EITF Issue No. 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and the third parties. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material effect on its consolidated results of operations and financial condition.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on its consolidated results of operations and financial condition.

2. Balance Sheet Detail

Investment Securities

Investment securities consist primarily of corporate debt and government-sponsored enterprise securities. As of December 31, 2008, the Company holds one remaining auction rate security, or ARS, with a fair value of $3.8 million. The ARS has a cost basis of $5.0 million, which is net of a temporary impairment of $1.2 million as of

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008, due to the illiquidity of the investment security (see Note 3 in these notes to consolidated financial statements). As such, the Company has classified the ARS as a long-term investment security. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified.

The following is a summary of the Company’s investment securities and associated unrealized gains (losses):

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities
Corporate debt securities	$25,918	$55	$(419)	$25,554
Government-sponsored enterprise securities	38,999	279	(2)	39,276

	$64,917	$334	$(421)	$64,830

Long-term investment securities
Auction rate securities	$5,000	$—	$(1,225)	$3,775

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities
Corporate debt securities	$6,415	$20	$(5)	$6,430
Government-sponsored enterprise securities	10,995	14	(3)	11,006
Auction rate securities	17,373	27	—	17,400

	$34,783	$61	$(8)	$34,836

As of December 31, 2008, the gross unrealized losses of $421,000 on the corporate debt securities and government-sponsored enterprise securities related to multiple issuers, have been in loss positions for less than 12 consecutive months, and were primarily caused by negative changes in the overall economic environment. Based on an evaluation of the credit standing of each issuer, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms. The gross unrealized loss of $1.2 million on the ARS has been in a loss position for less than 12 consecutive months, and represents a temporary impairment on the investment security due to current lack of liquidity in the ARS markets overall (see Note 3 in these notes to consolidated financial statements).

The Company had realized losses on sales of investment securities of $66,000 for the year ended December 31, 2008 and none for the years ended 2007 and 2006.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the amortized cost and estimated fair value of available-for-sale investment securities by contractual maturity as of December 31, 2008:

	Amortized Cost	Estimated Fair Value
Contractual maturity:	(in thousands)
One year or less	$50,629	$50,718
One to two years	11,288	11,104
Two to three years	3,000	3,008
Greater than three years	5,000	3,775

	$69,917	$68,605

As of December 31, 2008, all of the corporate debt and government-sponsored enterprise investment securities have contractual maturities of less than 16 months and 26 months, respectively.

Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (in years)	December 31,
		2008	2007
		(in thousands)
Machinery and equipment	5	$3,817	$1,742
Computers	3	3,668	2,021
Furniture and fixtures	5	1,712	519
Leasehold improvements	Lesser of remaining lease term or useful life	5,821	52
Construction in process	—	599	59

Total property and equipment		15,617	4,393
Accumulated depreciation		(3,428)	(2,443)

Total property and equipment, net		$12,189	$1,950

Depreciation expense was $1.4 million, $580,000 and $630,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In May 2006, the Company sub-leased its then corporate headquarters under a non-cancelable operating lease that expired in November 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $542,000 related to the present value of the expected loss on the sub-lease of the facility that was vacated in May 2006, including $235,000 related to tenant improvements.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Liabilities

Long-term liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)
Deferred rent	$1,955	$324
Income tax payable	79	—

	$2,034	$324

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

The following table represents the financial instruments on the financial statements of the Company subject to SFAS No.157 and the valuation approach applied to each class:

	Balance at December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investment securities
Corporate debt securities	$25,554	$—	$25,554	$—
Government-sponsored enterprise securities	39,276	—	39,276	—

	$64,830	$—	$64,830	$—

Long-term investment securities
Auction rate securities	$3,775	$—	$—	$3,775

Level 1 active market valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In contrast, level 2 valuations are obtained from readily available pricing sources for comparable instruments or other significant and available observable inputs and level 3 unobservable market valuations are required where no quoted market prices or observable inputs are available.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s level 2 financial instruments consist of corporate debt and government-sponsored enterprise securities and are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information. As of December 31, 2008, the Company’s corporate debt and government-sponsored enterprise securities consist of high-grade investments with contractual maturities of less than 16 months and 26 months, respectively.

The Company’s level 3 financial instruments consist of ARS debt issued by a municipality, which is underwritten by an insurance agency. This investment security is valued as level 3 unobservable inputs since its auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of December 31, 2008, the security is rated A2 by Moody’s Investors Service and AA by Standard & Poor’s based on the underwriter’s guarantee. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this failed auction will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, or the ARS matures in 2038. In the meantime, the issuer of the ARS continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company assumed that the issuer and/or underwriter would be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (approximately 5-10 years) and applied a 1.0% illiquidity discount. The issuer of the ARS continues to make interest payments as scheduled and shows no indications that it will be unable to meet its current obligations. As a result of the valuation, the Company has recorded a temporary impairment of approximately $1.2 million as of December 31, 2008 against the original cost basis of $5.0 million. The unrealized loss, net of deferred tax, is included in accumulated other comprehensive (loss) income. Due to the uncertainty related to the timing of liquidity in the ARS market in the near term, the Company has classified this ARS investment security as a long-term asset on the balance sheet with a fair value of $3.8 million as of December 31, 2008.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets:

Level 3 Auction Rate Securities
(in thousands)
Balance at December 31, 2007	$—
Transfers into level 3	17,400
Earned income	27
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive (loss) income	(1,252)
Net purchases and (redemptions)	(12,400)

Balance at December 31, 2008	$3,775

4. Long-Term Debt

The Company entered into a series of loan and security agreements with Comerica Bank and its predecessors, or the Loan Agreements, whereby Comerica loaned the Company amounts under equipment loans

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and an individual term loan. The Company borrowed $284,000 and $715,000 under the equipment loans to finance equipment purchases in 2007 and 2006, respectively, under the term loan to provide additional working capital. The Company repaid $1.8 million of outstanding balances under the Loan Agreements in conjunction with its IPO during the year ended December 31, 2007. As of December 31, 2008 and 2007, the Company has no outstanding debt and no credit is available for future equipment purchases.

Additionally, in connection with the Loan Agreements, the Company issued warrants that were exercised for common stock in 2008 (see Note 5 in these notes to consolidated financial statements).

5. Stockholders’ Equity

Equity Incentive Plans

In connection with the Company’s IPO, the 2007 Equity Incentive Plan, or the 2007 Plan, the 2007 Non-Employee Directors’ Stock Option Plan, or 2007 Directors’ Plan, and the 2007 Employee Stock Purchase Plan, or ESPP, became effective. Prior to the IPO, all options outstanding were governed by the Company’s 2001 Equity Incentive Plan, as amended, or 2001 Plan. The 2001 Plan, 2007 Plan and 2007 Directors’ Plan are collectively referred to as the “Equity Incentive Plans.” During the year ended December 31, 2008, all issued shares of common stock were new shares from warrant exercises; from the Equity Incentive Plans from either stock exercises or releases of RSUs; or from ESPP purchases through employee contributions.

2001 Equity Incentive Plan

Under the 2001 Plan, options are generally exercisable for up to 10 years from the date of grant and vest over a four-year period, with 25% of the grant vesting on the first anniversary of the vesting base date and the remaining 75% vesting in equal monthly installments over the remaining three years. Since adoption of the 2007 Plan in October 2007, the Company has made no further grants from the 2001 Plan.

2007 Equity Incentive Plan

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. In addition, the 2007 Plan provides for the grant of performance cash awards. Options are generally exercisable for up to 10 years from the date of grant and generally vest over a four-year period, with 25% of the grant vesting on the first anniversary of the vesting base date and the remaining 75% vesting in equal monthly installments over the remaining three years. RSUs are granted requiring no cash payments from employees or consultants and generally vest over a one to four year period. Upon vesting of RSUs, the RSU issuance of the underlying shares of common stock can be delayed under certain circumstances. The aggregate number of shares of common stock that was initially authorized for issuance pursuant to stock awards under the 2007 Plan was 1.5 million shares, plus the 75,000 shares that remained available for future issuance under the 2001 Plan as of the effective date of the 2007 Plan. In addition, the number of shares of common stock reserved for issuance automatically increases (i) on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 750 shares, or (c) a number determined by the Company’s board of directors that is less than (a) or (b) and (ii) from time to time by shares that are issuable pursuant to options under the 2001 Plan that are forfeited or expire. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2008, there was an aggregate of 2.1 million shares of common stock authorized under the 2007 Plan, including 1.2 million shares available for future issuance thereunder and shares reserved for issuance in connection with outstanding stock awards.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2007 Non-Employee Directors’ Stock Option Plan

The 2007 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to the Company’s non-employee directors and will terminate at the discretion of the Company’s board of directors. An aggregate of 250,000 shares of the Company’s common stock was initially reserved for issuance under the 2007 Directors’ Plan. This amount increases automatically annually on January 1, from 2008 until 2017, by an aggregate number of shares of the Company’s common stock equal to the number of shares subject to options granted as initial grants and annual grants under the 2007 Directors’ Plan during the immediately preceding year or a lesser amount as determined by the Company’s board of directors. The exercise price of the options granted under the 2007 Directors’ Plan will be equal to 100% of the fair market value of the Company’s common stock on the date of grant with initial grants vesting in equal monthly installments over three years after the date of grant and annual grants vesting in equal monthly installments over 12 months after the date of grant. The term of these stock options is ten years. As of December 31, 2008, there was an aggregate of 250,000 shares of common stock authorized under the 2007 Directors’ Plan, including 206,000 shares available for future issuance thereunder and shares reserved for issuance in connection with outstanding stock options.

Following is a summary of activity under the Equity Incentive Plans:

	Shares Available for Issuance Under Equity Incentive Plans	Options Outstanding				RSUs Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value
	(in thousands, except per share amounts)
Balance at December 31, 2007	1,784	1,644				29
Additional shares reserved	483	—				—
Granted/issued	(952)	806	28.46			146
Exercised/released	—	(394)	0.92			(22)
Cancelled	73	(65)	13.30			(8)
Repurchases	1	—	0.38			—

Balance at December 31, 2008	1,389	1,991	12.23	7.38	$43,596	145	1.08	$4,953

Vested and expected to vest at December 31, 2008		1,841	$11.59	7.28	$41,474	130	0.80	$4,438

Exercisable at December 31, 2008		987	$1.83	5.91	$31,812	—	—	$—

The following table shows a summary of the Company’s nonvested stock options and activity as of and for the year December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2007	619	$4.37
Granted	806	14.63
Vested	(326)	3.88
Forfeited	(65)	13.30

Nonvested at December 31, 2008	1,034	$12.28

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate exercise date intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $10.7 million, $2.0 million and $428,000, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $1.3 million, $497,000 and $0, respectively. As of December 31, 2008 and 2007, the Company had stock options of 25,000 shares and 64,000 shares, respectively, subject to repurchase for an aggregate exercise price of approximately $33,000 and $34,000, respectively. As of December 31, 2008 and 2007, no outstanding options had expired.

The aggregate release date intrinsic value of RSUs issued and released during the years ended December 31, 2008, 2007 and 2006 was approximately $744,000, $0 and $0, respectively. As of December 31, 2008 and 2007, no outstanding awards had expired.

The Company’s unrecognized compensation expense related to outstanding unvested stock-based awards, adjusted for estimated forfeitures but before income taxes, was approximately as follows:

	December 31, 2008		December 31, 2007
	Weighted Average Remaining Expense Life (Years)	Unrecognized Compensation Expense	Weighted Average Remaining Expense Life (Years)	Unrecognized Compensation Expense
		(in thousands)		(in thousands)
Options	2.70	$9,669	3.14	$2,207
RSUs	1.87	3,119	2.00	844
ESPP	1.07	722	–	–

In connection with the Company’s IPO and the preparation of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, management (all of whom are related parties), reassessed the fair value of the Company’s common stock. At the time of the issuances of stock options, the Company believed its estimates of the fair value of its common stock was reasonable and consistent with its understanding of how similarly situated companies in its industry were valued. The Company undertook to prepare an in-depth retrospective valuation at each quarter-end in 2007 and 2006 until the completion of the Company’s IPO in the fourth quarter of 2007 by reviewing each critical estimate in its valuation. Due to the retrospective nature of the analysis, the Company adjusted its original determination of the fair value of its common stock and related underlying assumptions as a result of increasing the likelihood of a liquidity event in the form of an IPO. As a result of the consistent and significant growth of its business at each quarterly reporting period, the Company reduced its estimated weighted average cost of capital and also reduced the discount for incremental lack of control and illiquidity. In addition, the Company increased the probability of achieving the high end of its performance scenarios. The Company’s reassessment using its updated analysis resulted in the increase of the fair value of its common stock in each quarter in 2006 and 2007 until the completion of the Company’s IPO in the fourth quarter of 2007.

Option Repricings

On October 5, 2007, as a result of retrospective valuations performed in connection with the Company’s IPO, the Company amended stock option awards originally granted in July 2006 to increase the exercise price of such options from $0.38 per share to $1.24 per share, the price the Company’s board of directors retrospectively determined to be the fair market value of the underlying share of common stock on the date of grant. Additionally, the Company agreed to pay the holders of such options an amount for the difference in the stock option pricing and certain of the related tax consequences. As a result of the repricing and cash compensation, the Company recorded a charge of approximately $200,000 in its consolidated statements of operations during the year-ended December 31, 2007.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

The ESPP initially authorized the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2008 through January 1, 2017, by the least of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 250 shares or (c) a number determined by the Company’s board of directors that is less than (a) or (b). The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering has one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. During the first purchase period, employees were permitted to contribute via cash payment up to the end of the purchase period. Employees can withdraw from a purchase period at any time excluding the 10 days prior to the purchase date. For the year ended December 31, 2008, on behalf of employees, the Company purchased approximately 96,000 shares of common stock for $1.5 million. As of December 31, 2008, there was an aggregate of 661,000 shares of common stock authorized under the ESPP, including 565,000 shares available for future issuance thereunder.

Following is a summary of activity under the ESPP:

	Shares Available for Issuance Under ESPP	Stock Purchase
		Number of Shares	Weighted Average Purchase Price Per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinisic Value
	(in thousands, except per share amounts)
Balance at December 31, 2006	—	—	$—
Additional shares reserved	500	—	—

Balance at December 31, 2007	500	—	—	—	$—

Additional shares reserved	161	—	—
Purchased	(96)	96	15.22

Balance at December 31, 2008	565	96	$15.22	1.13	$1,816

Initial Public Offering

On November 2, 2007, the Company completed its IPO whereby it sold 4.7 million shares of common stock at $17.00 per share and received net proceeds of $72.5 million (after underwriting discounts and commissions and offering costs). The sale of these shares included the underwriter’s exercise in full of their option to purchase 450,000 additional shares from the Company. In connection with the closing of the IPO, the 52.4 million then outstanding shares of convertible preferred stock automatically converted into an aggregate of 11.0 million shares of common stock.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

During April and July 2002, the Company issued warrants that were exercisable for an aggregate of 10,000 shares of common stock. The warrants had an exercise price of $6.32 per share and would have expired at various dates through July 2009. In November 2002, March 2004, May 2005 and May 2006, the Company issued warrants to purchase an aggregate of 77,000 shares of common stock, in connection with certain Loan Agreements. The aggregate fair value of the warrants of $228,000 was estimated based on the Black-Scholes valuation model with the fair value recorded as debt discount and amortized to interest expense over the term of the related loans.

During the year ended December 31, 2008, warrants to purchase an aggregate of 86,000 shares of common stock were exercised in exchange for 77,000 shares of common stock in conjunction with net share settlements and cash payments of $35,000. As of December 31, 2008, no warrants are outstanding.

Shares of Common Stock Reserved for Issuance

Shares of common stock were reserved for future issuance as of December 31, 2008 as follows:

Reserved for Future Issuance
(in thousands)
Stock options outstanding	1,991
Restricted stock units outstanding	145
Authorized for future issuance under equity compensation plans	1,389

Total shares of common stock reserved for future issuance	3,525

6. Commitments and Contingencies

Leases

In May 2006, the Company subleased approximately 47,000 square feet of laboratory and office facilities under a noncancelable operating lease that terminates in 2012. In May 2007, the Company amended its sublease agreement to take an additional 15,000 square feet and to include one 30-month extension option. The sublease is subject to rent holidays and rent increases. The Company has a $360,000 standby letter of credit with a financial institution in connection with the office facility sublease. The standby letter of credit expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011.

In February 2008, the Company entered into a two-year lease (with three one-year extension options) for additional office space in Carlsbad, California to house its expanding billing and customer service departments. In connection with the April 2008 lease noted below, the February 2008 lease was terminated in August 2008.

In April 2008, the Company entered into a six-year operating lease with rent payments beginning January 1, 2009 for additional office space in Carlsbad, California. The lease contains one 60-month extension option and is subject to annual rent increases. In September 2008, the Company amended the lease to include an additional suite. The Company’s existing building is now fully dedicated to clinical laboratory applications after the administration functions moved to the Company’s new headquarters’ facility under this lease in November 2008 upon completion of tenant improvements.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum payments under noncancelable operating leases as of December 31, 2008 are as follows:

Operating Leases
(in thousands)
2009	$2,954
2010	3,007
2011	3,030
2012	2,366
2013	1,671
Thereafter	1,722

Total minimum lease payments	$14,750

Operating lease rent expense totaled $2.1 million, $1.3 million and $874,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognizes operating lease rent expense on a straight-line basis.

Contingencies

The Company is reimbursed for services provided to patients under certain programs administered by governmental agencies. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and it is not aware of any significant pending or threatened claims involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

The Company is insured for medical malpractice risks on a claims-made basis under certain professional liability insurance policies. No malpractice claims have been made against the Company as of December 31, 2008.

7. Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2007, and 2006, consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$3,419	$263	$—
State	1,570	176	—

	4,989	439	—
Deferred:
Federal	(4,102)	—	—
State	(2,577)	—	—

	(6,679)	—	—

Income tax (benefit) expense	$(1,690)	$439	$—

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate on income taxes is reconciled to the statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
Tax computed at the federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	7.1%	6.4%	5.5%
Stock-based compensation	4.0%	0.9%	(1.9)%
Tax credits	0.0%	0.0%	0.6%
Tax attribute adjustment	(2.1)%	19.2%	0.0%
Permanent differences and other	0.6%	0.3%	(1.5)%
Change in valuation allowance	(50.3)%	(58.6)%	(37.7)%

Actual effective tax rate	(5.7)%	3.2%	0.0%

As of December 31, 2008, although realization is not assured, the Company believed it was “more likely than not” that it would be able to realize its net deferred tax assets through the ordinary course of business and expected future taxable income. Therefore, the Company recorded a $14.9 million tax benefit representing the release of the valuation allowance against the net deferred tax assets during the year ended December 31, 2008. As of December 31, 2008, the Company had $7.2 million in net deferred tax assets. Similarly, the Company had $14.9 million in net deferred tax assets as of December 31, 2007 that were offset entirely by a valuation allowance, as the Company was unable to conclude that it was “more likely than not” that such deferred tax assets would be realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,053	$11,551
Credit carryforwards	1,633	1,017
Accrued expenses	3,230	1,058
Intangible assets	1,051	1,307
Stock-based compensation	849	77
Other	944	31

	8,760	15,041
Valuation allowance	—	(14,931)

Total deferred tax assets, net of valuation allowance	8,760	110

Deferred tax liabilities:
Fixed assets	(1,543)	(110)

Total deferred tax assets	7,217	—
Less current deferred tax asset	4,707	—

Long-term deferred tax asset	$2,510	$—

The Company had recorded $538,000 of deferred tax benefit in accumulated other comprehensive (loss) income as of December 31, 2008, related to net unrealized losses on investment securities.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2008, the Company had federal tax net operating loss carryforwards of approximately $1.3 million and state tax net operating loss carryforwards of approximately $27.1 million. The federal and state net operating losses will begin to expire in 2019 and 2013, respectively. As of December 31, 2008, the Company had federal research tax credit carryforwards of approximately $908,000 and state research credit carryforwards of approximately $80,000. The federal research credit carryforward begins to expire in 2021. The state research credit carryforwards do not expire. As of December 31, 2008, the Company had federal alternative minimum tax credit carryforwards of approximately $816,000 that do not expire.

Utilization of net operating losses carryforwards, credit carryforwards and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership have required it to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. The Company has had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and resulted in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, the Company’s net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. These limitations will result in the expiration of unused federal and state net operating loss carryforwards of $6.6 million and $7.4 million, respectively. Additionally, these limitations will result in the expiration of federal and state tax credits in the amount of $154,000 and $130,000, respectively. The net deferred tax assets were reduced due to the net operating loss and tax credit limitations, with a corresponding reduction of the valuation allowance. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Currently, the Company is not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding charge to income tax (benefit) expense on the consolidated statements of operations.

The following is a detailed account of the Company’s unrecognized tax benefit in accordance with FIN 48:

Unrecognized Tax Benefit
(in thousands)
Balance at January 1, 2007 (FIN 48 adoption)	$840
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(163)
Settlements	—

Balance at December 31, 2007	$677
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(428)
Settlements	—

Balance at December 31, 2008	$249

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2008, the Company’s unrecognized tax benefits associated with uncertain tax positions were $249,000, of which $194,000, if recognized, would affect the effective tax rate. The Company recognized no interest or penalties upon the adoption of FIN 48 and recognized no material interest or penalties during the year ended December 31, 2008 or 2007. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company is no longer subject to U.S. federal and state income tax examinations for years before 2005 and 2004, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

8. Employee Savings Plan

The Company has a 401(k) program, which allows participating employees to contribute up to 100% of their salary, subject to annual limits. The Company’s board of directors may, in its sole discretion, approve Company contributions. No such contributions have been approved or made as of December 31, 2008.

9. Selected Quarterly Financial Data (Unaudited)

The following unaudited selected quarterly financial data reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(in thousands, except per share data)
Selected quarterly financial data:
Revenues(2)	$22,298	$27,825	$32,087	$33,960	$116,170
Gross profit	13,123	16,619	19,805	20,692	70,239
Total operating expenses	8,966	11,442	11,217	11,986	43,611
Net income	5,007	5,571	15,428	5,350	31,356

Net income per common share—basic	$0.31	$0.34	$0.93	$0.32	$1.91

Net income per common share—diluted	$0.29	$0.32	$0.87	$0.30	$1.78

	Year Ended December 31, 2007(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(in thousands, except per share data)
Selected quarterly financial data:
Revenues(3)	$10,651	$13,948	$16,171	$18,562	$59,332
Gross profit	6,014	8,555	9,658	10,999	35,226
Total operating expenses(4)	4,633	4,694	6,002	6,855	22,184
Net income	1,325	3,767	3,587	4,674	13,353

Net income per common share—basic	$—	$0.31	$0.43	$0.30	$1.20

Net income per common share—diluted	$—	$0.03	$0.06	$0.27	$0.78

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.

GENOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	During the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, the Company recorded positive changes in accounting estimates to reduce contractual allowances by $651,000, $864,000, $2.5 million and $2.2 million respectively, of which $3.3 million related to revenues originally recorded in prior periods. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to the Company’s billing systems and collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. In the consolidated statements of operations, the reduction in contractual allowances resulted in an increase to revenues.

(3)	During the quarters ended June 30, 2007, September 30, 2007, and December 31, 2007, the Company recorded positive changes in accounting estimates to reduce contractual allowances by $938,000, $612,000 and $456,000 respectively, of which $792,000 related to revenues originally recorded in 2006. These changes in accounting estimates related to non-contracted payors and resulted from continued improvements to the Company’s billing systems, collection processes and favorable experience in the collection of accounts receivable. In the consolidated statements of operations, the reduction in contractual allowances resulted in an increase to revenues.

(4)	During the quarters ended June 30, 2007, September 30, 2007, and December 31, 2007, the Company recorded positive changes in prior period accounting estimates to reduce the allowance for doubtful accounts, which decreased general and administrative expenses by $327,000, $134,000 and $872,000, respectively, of which $666,000 related to accounts receivable originally recorded in 2006. These positive changes in accounting estimates were the result of continued improvements to the Company’s billing systems and collection processes, as well as favorable experience in the collection of previously reserved accounts receivable for services rendered in prior periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genoptix, Inc.

We have audited Genoptix, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genoptix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Genoptix, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genoptix, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Genoptix, Inc. and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 23, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information under the captions “Non-Employee Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information under the captions “Elections of Directors” and “Transactions with Related Persons” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information under the captions contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statements Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	102

All other consolidated financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(13)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its stockholders

4.3(2)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its stockholders

10.1†(2)	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers

10.2†(2)	2001 Equity Incentive Plan and Form of Option Agreement (Employees), Form of Option Agreement (Executive Officers), Form of Stock Option Grant Notice, Notice of Exercise and Early Exercise Stock Purchase Agreement and Notice of Exercise and other exhibits thereto

10.3†(2)	2007 Equity Incentive Plan and Form of Stock Option Agreement, Form of Stock Option Grant Notice and Notice of Exercise thereunder

10.4†(5)	Form of Restricted Stock Unit Award Agreement for Executives and Form of Restricted Stock Unit Award Grant Notice for Executives under 2007 Equity Incentive Plan

10.5†(8)	Form of Restricted Stock Unit Award Agreement for Directors and Form of Restricted Stock Unit Award Grant Notice for Directors under 2007 Equity Incentive Plan

Exhibit Number	Description

10.6†	Form of Restricted Stock Unit Award Agreement for Non-Executives and Form of Restricted Stock Unit Award Grant Notice for Non-Executives under 2007 Equity Incentive Plan

10.7†(2)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder

10.8†(7)	2007 Non-Employee Directors’ Stock Option Plan, as amended

10.9†	Form of Stock Option Agreement, Form of Initial and Annual Stock Option Grant Notice and Notice of Exercise under 2007 Non-Employee Directors’ Stock Option Plan

10.10†(7)	Non-Employee Director Compensation Policy

10.11†(12)	2008 Annual Executive Bonus Plan

10.12†(12)	2009 Annual Executive Bonus Plan

10.13†	Amended and Restated Employment Agreement, dated November 5, 2008, between Registrant and Tina S. Nova, Ph.D.

10.14†	Amended and Restated Employment Agreement, dated November 25, 2008, between Registrant and Samuel D. Riccitelli

10.15†	Amended and Restated Employment Agreement, dated November 25, 2008, between Registrant and Douglas A. Schuling

10.16†(12)	Amended and Restated Employment Agreement, dated December 22, 2008, between Registrant and Christian V. Kuhlen, M.D., Esq.

10.17(2)	Amended and Restated Sublease Agreement, dated May 1, 2006, by and between the Registrant and CancerVax Corporation

10.18(2)	Amendment No. 1 to Sublease, dated April 2, 2007, by and between the Registrant and Micromet, Inc.

10.19(2)	Amended and Restated Loan and Security Agreement, dated May 9, 2005, between the Registrant and Comerica Bank

10.20(2)	First Amendment to Amended and Restated Loan and Security Agreement, dated May 30, 2006, between the Registrant and Comerica Bank

10.21(2)	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 24, 2006, between the Registrant and Comerica Bank

10.22(4)	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 20, 2007, between the Registrant and Comerica Bank

10.23(6)	Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank dated March 7, 2008

10.24(2)	Letter Agreement, dated June 25, 2007, between the Registrant and Comerica Bank

10.25(9)	Comerica Bi-Lateral Extension Letter between the Registrant and Comerica Bank

10.26(2)	Clinical Laboratory Professional Services Agreement, dated December 31, 2005, between Registrant and Cartesian Medical Group, Inc.

10.27(2)	Succession Agreement, dated December 31, 2005, between Registrant, Bashar Dabbas, M.D. and Cartesian Medical Group, Inc.

10.28	Amended and Restated Medical Director Agreement, dated October 31, 2008, between Registrant and Pacific Medical Consultants, Inc. and Bashar Dabbas, M.D.

Exhibit Number	Description

10.29(3)	Standard Multi-Tenant Office Lease, dated February 4, 2008, by and between the Registrant and Blackmore Signal Hill

10.30(11)	Termination of Lease, dated August 8, 2008, by and between Blackmore Signal Hill, L.P. and the Registrant

10.31(6)	Standard Multi-Tenant Office Lease dated April 14, 2008, by and between the Registrant and Allen Joseph Blackmore, Trustee of the Blackmore Family Trust, Restated 1995

10.32(10)	First Amendment to Standard Multi-Tenant Office Lease dated September 15, 2008 by and between Genoptix, Inc. and Allen Joseph Blackmore, Trustee of the Blackmore Family Trust, Restated 1995

23.1	Consent of independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on November 2, 2007.

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144997), as amended, filed with the Securities and Exchange Commission.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753) as filed with the Securities and Exchange Commission on February 7, 2008.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (No. 001-33753) as filed with the Securities and Exchange Commission on February 12, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on April 16, 2008.

(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33753) as filed with the Securities and Exchange Commission on May 8, 2008.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on May 13, 2008.

(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-151892), filed with the Securities and Exchange Commission on June 24, 2008.

(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33753) as filed with the Securities and Exchange Commission on July 31, 2008.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on September 17, 2008.

(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33753) as filed with the Securities and Exchange Commission on November 6, 2008.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on December 22, 2008.

(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on January 8, 2009.

GENOPTIX, INC.

SCHEDULE II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts(1)
(in thousands)
Balance at December 31, 2005	$102
Provision	1,258
Write-offs	—

Balance at December 31, 2006	1,360
Provision	1,093
Write-offs, net of recoveries	(859)

Balance at December 31, 2007	1,594
Provision	3,196
Write-offs, net of recoveries	(664)

Balance at December 31, 2008	$4,126

(1)	The provision was charged against general and administrative expenses on the consolidated statements of operations for each respective year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOPTIX, INC.

Date: Dated: February 26, 2009	By:	/S/ TINA S. NOVA, PH.D.
Tina S. Nova, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tina S. Nova, Ph.D. and Doug A. Schuling, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ TINA S. NOVA, PH.D. Tina S. Nova, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 26, 2009

/S/ DOUGLAS A. SCHULING Douglas A. Schuling	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/S/ ANDREW E. SENYEI, M.D. Andrew E. Senyei, M.D.	Chairman of the Board of Directors	February 26, 2009

/S/ TIMOTHY M. BUONO Timothy M. Buono	Member of the Board of Directors	February 26, 2009

/S/ ROBERT E. CURRY, PH.D. Robert E. Curry, Ph.D.	Member of the Board of Directors	February 26, 2009

/S/ MICHAEL A. HENOS Michael A. Henos	Member of the Board of Directors	February 26, 2009

Name	Title	Date

/S/ LAURENCE R. MCCARTHY, PH.D. Laurence R. McCarthy, Ph.D.	Member of the Board of Directors	February 26, 2009

/S/ KARIN EASTHAM Karin Eastham	Member of the Board of Directors	February 26, 2009

/S/ CHRISTINE A. WHITE, M.D. Christine A. White, M.D.	Member of the Board of Directors	February 26, 2009