Form 10-Q
period 2009-03-31
GENOPTIX INC
filed 2009-04-30
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33753

Genoptix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0840570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Aston Avenue

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
and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the
preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).	Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 16,841,125 as of April 20, 2009.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,683	$38,108
Short-term investment securities	83,691	64,830
Accounts receivable, net of allowance for doubtful accounts of $4,988 and $4,126 at March 31, 2009 and December 31, 2008, respectively	24,581	15,604
Deferred tax asset	4,735	4,707
Other current assets	1,999	2,179

Total current assets	138,689	125,428
Property and equipment, net	12,514	12,189
Long-term investment security	3,775	3,775
Long-term deferred tax asset	2,500	2,510
Restricted cash	360	360
Other long-term assets	322	183

Total assets	$158,160	$144,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,014	$6,580
Accrued compensation	4,057	3,006
Income tax payable	2,491	—
Deferred revenues	844	365
Deferred rent	261	241

Total current liabilities	14,667	10,192
Long-term deferred rent	1,879	1,955
Other long-term liabilities	300	79

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 16,817 and 16,682 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	146,754	143,616
Accumulated other comprehensive loss	(759)	(774)
Accumulated deficit	(4,698)	(10,640)

Total stockholders’ equity	141,314	132,219

Total liabilities and stockholders’ equity	$158,160	$144,445

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$39,189	$22,298
Cost of revenues	15,429	9,175

Gross profit	23,760	13,123
Operating expenses:
Sales and marketing	6,990	4,261
General and administrative	6,390	4,388
Research and development	240	317

Total operating expenses	13,620	8,966

Income from operations	10,140	4,157
Interest and other income	501	959

Income before income taxes	10,641	5,116
Income tax expense	4,699	109

Net income	$5,942	$5,007

Net income per share:
Basic	$0.35	$0.31

Diluted	$0.33	$0.29

Shares used to compute net income per share:
Basic	16,747	16,156

Diluted	17,836	17,493

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$5,942	$5,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793	198
Provision for doubtful accounts	1,022	624
Stock-based compensation expense	2,311	881
Excess tax benefits from stock-based compensation awards	(1,022)	(60)
Amortization of premium/discount on investment securities	(81)	(19)
Deferred taxes	(28)	—
Loss (gain) on sale of property and equipment	6	(19)
Changes in operating assets and liabilities:
Accounts receivable	(9,999)	(6,824)
Other current and long-term assets	87	139
Accounts payable and accrued expenses	948	991
Accrued compensation	1,051	(184)
Income taxes	3,771	(158)
Deferred revenues	479	(27)
Deferred rent	1	32

Net cash provided by operating activities	5,281	581

Investing activities:
Purchase of property and equipment	(1,628)	(1,345)
Proceeds from sales of property and equipment	—	20
Purchase of investment securities	(48,099)	(47,705)
Proceeds from sales and maturities of investment securities	29,344	29,850
Purchase of intangibles	(150)	—

Net cash used in investing activities	(20,533)	(19,180)

Financing activities:
Proceeds from issuance of common stock, net	133	134
Excess tax benefits from stock-based compensation awards	1,022	60
Repurchase of restricted stock for payment of taxes	(328)	—
Costs paid in connection with public offerings	—	(286)

Net cash provided by (used in) financing activities	827	(92)

Net decrease in cash and cash equivalents	(14,425)	(18,691)
Cash and cash equivalents at beginning of period	38,108	50,624

Cash and cash equivalents at end of period	$23,683	$31,933

Supplemental information:
Income taxes paid	$958	$236

Non-cash investing and financing activities:
Unrealized gain on investment securities, net	$25	$18

Change in accrued purchases of property and equipment	$(452)	$—

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States of America generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 26, 2009.

The condensed consolidated financial statements of the Company include the accounts of the Company, Cartesian and Genoptix, PR LLC, our wholly-owned subsidiary located in Puerto Rico. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and these notes to the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, valuation of investment securities, long-lived assets, stock-based compensation and income tax. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended March 31, 2009 and 2008, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $2.0 million and $651,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to its collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. As of March 31, 2009 and December 31, 2008, the Company had uncollected accounts receivable from non-contracted payors of approximately $11.6 million and $9.1 million, respectively.

Recent Accounting Pronouncements

In April 2009, FASB issued Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 107-1 and Accounting Principles Board Opinions, or APB, No. 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 115-2 and SFAS No. 124-2 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on the Company’s consolidated results of operations and financial position.

2. Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the net income or loss allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, restricted stock units, or RSUs, and unissued employee stock purchase plan, or ESPP, shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The net income per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

The following table presents the components of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator:	(in thousands, except per share data)
Net income	$5,942	$5,007

Denominator:
Weighted average shares of common stock outstanding, net - basic	16,747	16,156
Dilutive effect of common equivalent shares	1,089	1,337

Weighted average shares of common stock outstanding, net - diluted	17,836	17,493

Net income per share:
Basic	$0.35	$0.31

Diluted	$0.33	$0.29

Potentially dilutive common equivalent shares totaling approximately 434,000 and 107,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3. Stock-Based Compensation

The following table presents the Company’s recognized stock-based compensation expense in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009				2008
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$475	$209	$75	$759	$88	$101	$110	$299
Sales and marketing	229	19	159	407	48	—	304	352
General and administrative	559	521	65	1,145	110	—	115	225
Research and development	—	—	—	—	5	—	—	5

	$1,263	$749	$299	$2,311	$251	$101	$529	$881

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense per FASB Technical Bulletin, or FTB, No. 97-1. The Company classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most awards, but can range from one to four years. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares. The fair value of employee stock options and ESPP shares was estimated at the grant date using the following weighted average assumptions:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Grant date fair value (per share)	$15.94	$13.95	$11.71	$17.61
Assumptions:
Expected life of awards (years)	6.07	6.08	1.00	1.00
Risk-free interest rate	1.71%	2.79%	0.47%	3.27%
Volatility	50.00%	54.00%	53.61%	54.00%
Forfeitures	7.00%	7.00%	—	—
Dividend yield	—	—	—	—

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. For the ESPP, the Company does not utilize a separate forfeiture rate since it adjusts ESPP stock-based compensation expense to actual contributions from the remaining participants at the end of each respective purchase period.

The following table presents the Company’s unrecognized compensation expense related to outstanding unvested stock-based awards, adjusted for estimated forfeitures but before income taxes:

	March 31, 2009		December 31, 2008
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)	(years)	(in thousands)
Options	2.87	$12,762	2.70	$9,669
RSUs	2.48	5,390	1.87	3,119
ESPP	1.00	622	1.07	722

The following table presents a summary of the Company’s equity incentive plans and related activity for the three months ended March 31, 2009:

	Shares Available for Issuance Under Equity Incentive Plans	Options Outstanding				RSUs Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except years and per share amounts)
Balance at December 31, 2008	1,389	1,991	$12.23	7.38	$43,596	145	1.08	$4,953
Additional shares reserved	547	—	—			—
Granted/issued	(423)	315	32.56			108
Exercised/released	—	(105)	1.26			(30)
Shares withheld for payment of taxes	10	—	—			(10)
Cancelled	17	(12)	30.07			(5)
Repurchases	—	—	—			—

Balance at March 31, 2009	1,540	2,189	$15.59	7.63	$28,942	208	1.44	$5,664

Vested and expected to vest at March 31, 2009		2,015	$14.87	7.52	$27,911	180	1.34	$4,920

Exercisable at March 31, 2009		1,086	$5.40	6.22	$23,994	—	—	$—

During the three months ended March 31, 2009, no shares have been purchased under the ESPP. On January 1, 2009, an additional approximately 167,000 shares were automatically added to the shares authorized for issuance under the ESPP.

4. Investment Securities

The following table presents a summary of the Company’s available-for-sale investment securities:

	March 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Short-term investment securities:	(in thousands)
Government-sponsored enterprise securities	$31,912	$139	$(1)	$32,050
Municipal securities	30,222	55	—	30,277
Corporate debt securities	21,620	29	(285)	21,364

	$83,754	$223	$(286)	$83,691

Long-term investment securities:
Auction rate securities	$5,000	$—	$(1,225)	$3,775

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Short-term investment securities:	(in thousands)
Government-sponsored enterprise securities	$38,999	$279	$(2)	$39,276
Corporate debt securities	25,918	55	(419)	25,554

	$64,917	$334	$(421)	$64,830

Long-term investment securities:
Auction rate securities	$5,000	$—	$(1,225)	$3,775

As of March 31, 2009, the gross unrealized losses of $286,000 on short-term investment securities primarily represent a temporary impairment on the corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by negative changes in the overall economic environment.

As of March 31, 2009, the Company holds one auction rate security, or ARS, with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements). The ARS has been in a loss position for less than 12 consecutive months

The temporary impairments were recorded, net of tax, on the condensed consolidated balance sheet under accumulated other comprehensive loss. The Company had no realized gains or losses for the three months ended March 31, 2009 or 2008.

The following table presents a summary of the amortized cost and estimated fair value of available-for-sale investment securities by contractual maturity:

	March 31, 2009
	Amortized Cost	Estimated Fair Value
Contractual maturity:	(in thousands)
One year or less	$48,532	$48,541
One to two years	18,783	18,678
Two to three years	9,774	9,807
Greater than three years	11,665	10,440

	$88,754	$87,466

Although certain municipal securities and ARS have contractual maturities up to 30 years, their effective maturities do not exceed 33 months.

5. Fair Value Measurements

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which may be used to measure fair value, as follows:

Level 1	Real-time quoted prices in active exchange markets for identical assets or liabilities

Level 2	Other significant and readily available observable inputs for comparable instruments, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents the Company’s financial instruments subject to SFAS No. 157 measured on a recurring basis on the condensed consolidated balance sheets as of March 31, 2009:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investment securities:	(in thousands)
Government-sponsored enterprise securities	$32,050	$—	$32,050	$—
Municipal securities	30,277	—	30,277	—
Corporate debt securities	21,364	—	21,364	—

	$83,691	$—	$83,691	$—

Long-term investment securities:
Auction rate securities	$3,775	$—	$—	$3,775

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

The Company’s level 3 financial instruments consist of ARS debt issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. This investment security has been valued as level 3 with unobservable inputs since its auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of March 31, 2009, the security is rated Baa1 by Moody’s Investors Service and AA- by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this failed auction will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company assumed that the issuer and underwriter would be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (approximately 5-10 years) and applied a 1.0% illiquidity discount. The issuer of the ARS continues to make interest payments as scheduled and shows no indications that it will be unable to meet its current obligations. As a result of the valuation, the Company has recorded a temporary impairment of approximately $1.2 million as of both March 31, 2009 and December 31, 2008 against the original cost basis of $5.0 million.

As of both March 31, 2009 and December 31, 2008, the fair value of the level 3 ARS was $3.8 million. From December 31, 2008 to March 31, 2009, there has been no change in the level 3 ARS, including no transfers, earned income, realized or unrealized losses included in either earnings or accumulated other comprehensive income and no additional purchases or redemptions.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was $4.7 million and $109,000, respectively. The Company’s effective tax rate of 44% for the three months ended March 31, 2009 differs from the statutory rate primarily due to the impact of stock-based compensation expense.

As of March 31, 2008, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold required under SFAS No. 109 to reverse the valuation allowance. As such, the Company’s effective tax rate was 2% for the three months ended March 31, 2008, which differs from the statutory rate primarily due to the Company’s utilization of deferred tax assets offset by the associated valuation allowance. The income tax expense for the three months ended March 31, 2008 consisted primarily of federal and state alterative minimum taxes and other state taxes.

The Company’s unrecognized tax benefits were unchanged during the three months ended March 31, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

7. Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

The following table presents a reconciliation of net income to comprehensive income:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$5,942	$5,007
Accumulated other comprehensive income:
Net unrealized gain on investment securities	24	18
Deferred tax	(9)	(7)

	15	11

Comprehensive income	$5,957	$5,018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2008 and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 26, 2009. Unless the context indicated otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

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

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologists/oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three months ended March 31, 2009 and 2008, included our COMPASS or CHART service offerings.

We estimate that the U.S. bone marrow testing market alone represents at least a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 7%. Our objective is to continue to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services by continuing to provide and expand our high quality, community hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•	expand our organization and infrastructure by increasing our personnel and expanding our sales and other infrastructure to enable us to visit more hem/oncs on a more frequent basis;

•	expand service offerings to hem/oncs by being first to market with new technologies and innovations;

•	leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale and volume discounts, where possible; and

•	pursue additional collaborations and acquisitions to supplement our business.

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

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our continued growth while maintaining our existing hem/onc customer relationships. Our management tracks and measures the general buying patterns of our hem/onc customers (including cases per month, revenues and cost of revenues per case and turn-around-time per case) and is focused on adding additional sales management and sales representatives in key markets to enhance our penetration in those markets. Our management is also engaged in ensuring Cartesian Medical Group, or Cartesian, is focused on recruiting, hiring and retaining hempaths to provide the professional services component to support continued growth. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, valuation of investment securities, long-lived assets, income taxes and stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Results of Operations

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2009	2008
	(% of revenue)
Revenues	100%	100%
Cost of revenues	39%	41%

Gross profit	61%	59%
Operating expenses:
Sales and marketing	18%	19%
General and administrative	16%	20%
Research and development	1%	1%

Total operating expenses	35%	40%

Income from operations	26%	19%
Interest and other income	1%	4%

Income before income taxes	27%	23%
Income tax expense	12%	1%

Net income	15%	22%

Revenues

Revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and private payors, such as hospitals, patients and others, for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009 and 2008 we derived approximately 58% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 41% and 40%, respectively, from Medicare and Medicaid; and the remaining approximate 1% for each period are from other sources. Our revenues are affected by changes in customer and case volume, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule, each of which is subject to geographic adjustments and is typically updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are paid according to the clinical laboratory fee schedule. Although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to all clinical laboratories, certain laboratory tests that are performed by physicians, including most of the services provided by us, are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, on December 31, 2008, the Centers for Medicare and Medicaid Services, or CMS, published Transmittal 1660, CR 6070, that states that the annual update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels in recent years. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVUs for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, will result in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule.

	Three Months Ended March 31,		% Change
	2009	2008
Revenues(1) (in thousands)	$39,189	$22,298	76%
Number of cases	12,886	7,828	65%
Revenues per case	$3,041	$2,848	7%

(1)	During the three months ended March 31, 2009 and 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by approximately $2.0 million and $651,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. We expect to continue to have strong billing and collection efforts, but these adjustments could fluctuate both favorably and unfavorably during future periods.

Revenues increased to $39.2 million for the three months ended March 31, 2009 from $22.3 million for the comparable period in 2008, (inclusive of the changes in prior period accounting estimates noted above). The increase of $16.9 million, or 76%, for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to case volume increases of 65%; revenue per case increases of $193, or 7%, as a result of a net increase in Medicare reimbursement rates for our key service offerings; and better than expected collections on our non-contracted business as reflected by the changes in accounting estimates, as discussed above. Case volumes, and therefore revenues, have increased during the three months ended March 31, 2009, primarily as a result of the 48% increase in our field sales representatives from March 31, 2008 to March 31, 2009. This has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further focus our sales representatives on in-person customer visits. Sales force productivity during the three months ended March 31, 2009 also increased primarily as a result of more efficient selling efforts, enhanced recognition in the market, smaller geographies per sales representative, price increases and expanded service offerings.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense) of our Cartesian hempaths, licensed technicians, clinical service coordinators and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase as we hire additional Cartesian hempaths, technicians and support personnel; incur increased outside laboratory costs; and spend more on supplies to support anticipated increases in case volumes and revenues.

	Three Months Ended March 31,		% Change
	2009	2008
Cost of revenues (in thousands)	$15,429	$9,175	68%
Cost of revenues (% of revenues)	39%	41%
Number of cases	12,886	7,828	65%
Cost of revenues per case	$1,197	$1,172	2%

Cost of revenues increased to $15.4 million for the three months ended March 31, 2009 from $9.2 million for the comparable period in 2008. As a percentage of revenue, cost of revenues for the three months ended March 31, 2009 decreased to 39% from 41% for the three months ended March 31, 2008 despite increased facility costs due to our newly expanded laboratory, stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians. This improvement is primarily attributable to higher revenues, leveraging our fixed costs, gaining efficiencies with our in-house processes, and supplier discounts on direct materials. These, in addition to favorable changes in revenue accounting estimates from prior periods, have resulted in increased gross margins for the three months ended March 31, 2009 of 61% from 59% for the three months ended March 31, 2008. Stock-based compensation expense as a component of cost of revenues was $759,000 million and $299,000, or 2% and 1% of revenues, for the three months ended March 31, 2009 and 2008, respectively. We expect stock-based compensation expense to remain consistent in future periods.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation expense and related travel costs for our sales personnel in the field) and depreciation and administrative-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional sales representatives as part of our growth strategy.

	Three Months Ended March 31,		% Change
	2009	2008
Sales and marketing (in thousands)	$6,990	$4,261	64%
Sales and marketing (% of revenues)	18%	19%

Sales and marketing expenses increased to $7.0 million for the three months ended March 31, 2009 from $4.3 million for the comparable period in 2008. The increase of $2.7 million, or 64%, for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to incremental increases of $2.0 million for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel), $528,000 for facility and equipment and other cost increases due to the increased number of sales representatives, sales managers and customer service personnel that we have hired to drive and support our revenue growth. The number of sales employees increased from 44, including two administrative personnel, at March 31, 2008 to 76, including two administrative personnel and twelve mid-level managers, at March 31, 2009. As a percentage of revenues, sales and marketing expenses have slightly decreased to 18% from 19% for the three months ended March 31, 2009 and 2008, respectively, due to higher revenues and improved efficiencies with expanded territory coverage offset by the added expense attributable to the recently added mid-level managers. Stock-based compensation expense for sales and marketing was $407,000 and $352,000, or 1% and 2% of revenues, for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense), professional services and depreciation and administrative-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate increases in our general and administrative expenses as we add personnel; continue to comply with the reporting obligations applicable to publicly held companies; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended March 31,		% Change
	2009	2008
General and administrative (in thousands)	$6,390	$4,388	46%
General and administrative (% of revenues)	16%	20%

General and administrative expenses increased to $6.4 million for the three months ended March 31, 2009 from $4.4 million for the comparable period in 2008. The increase of $2.0 million, or 46%, for the three months ended March 31, 2009, as compared to the same period in 2008. These were primarily due to increases of $1.7 million for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $497,000 for legal, insurance and consulting costs, $398,000 for increased provision for doubtful accounts. These increases were offset by $620,000 of other allocations to cost of revenues and sales and marketing associated with our facility improvements and deployment of previously undeveloped space within our existing facility. Employee-related costs increased as a result of the total general and administrative headcount increasing 74% from 43 at March 31, 2008 to 75 at March 31, 2009 in support of operating as a public company and overall company growth. In addition, we have expanded our infrastructure by enhancing our information systems and implementing finance initiatives to improve billing and support our finance team in complying with added public company reporting obligations. Legal and consulting expenses increased as a result of regulatory initiatives, additional public company obligations and the ongoing development and maintenance of our compliance programs. The Company recorded a provision for doubtful accounts at a rate of approximately 3% of revenues for both the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, the Company recorded $1.0 million of provision for doubtful accounts, as compared to $624,000 for the comparable period in 2008. As a percentage of revenues, general and administrative expenses have decreased to 16% for the three months ended March 31, 2009 from 20% for the comparable period in 2008 due to higher revenues and increased leverage of our administrative functions as the company grows. Stock-based compensation expense included in general and administrative expense was $1.1 million and $225,000, or 3% and 1% of revenues, for the three months ended March 31, 2009 and 2008, respectively. We expect stock-based compensation expense to remain consistent in future periods.

Interest and Other Income

Interest and other income for the three months ended March 31, 2009 decreased to $501,000 from $959,000 for the three months ended March 31, 2008, primarily due to lower investment returns from the slowing economy and the partial shift in our investment portfolio into tax exempt securities that will assist in lowering our effective tax rate. We have had and will continue to expect lower returns on our investments due to current market conditions. We intend to continue to manage our investments to minimize the overall risk and maximize our returns.

Income Tax Expense

	Three Months Ended March 31,		% Change
	2009	2008
Income tax expense (in thousands)	$4,699	$109	4,211%
Effective tax rate	44%	2%

Our effective tax rate for the three months ended March 31, 2009 increased to 44% from 2% for the three months ended March 31, 2008. Our effective tax rate for the three months ended March 31, 2009 differs from the statutory rate primarily due to the impact of stock-based compensation expense. In comparison, as of March 31, 2008, we maintained a valuation allowance against deferred tax assets, as we concluded we did not meet the “more likely than not” threshold required under SFAS No. 109 to reverse the valuation allowance. As a result, the income tax expense for the three months ended March 31, 2008 was primarily federal and state alterative minimum taxes and other state taxes.

Due to our sustained profitability, we estimate our future effective tax rate to be approximately 45% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

The following table presents a summary of our cash, cash equivalents, short-term investments, working capital and cash flows provided by (used in) operating, investing and financing activities:

	March 31, 2009	December 31, 2008
	(in thousands)
Cash, cash equivalents and short-term investment securities	$107,374	$102,938

Working capital	$124,022	$115,236

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in):	(in thousands)
Operating activities	$5,281	$581
Investing activities	(20,533)	(19,180)
Financing activities	827	(92)

Net decrease in cash and cash equivalents	$(14,425)	$(18,691)

As of March 31, 2009, we had $107.4 million in cash, cash equivalents and short-term investments, consisting primarily of money market funds, government-sponsored enterprise, municipal and corporate debt securities. We have established guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal and maintaining liquidity while maximizing our returns.

Our primary sources of cash are cash receipts on accounts receivable from our revenues and proceeds from common stock issuances. Net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. As of March 31, 2009 and 2008, our DSO was 67 days and 71 days, respectively. The DSO typically increases in the first quarter as a result of payment timing as patient deductibles reset and the payor mix changes. Additionally, the transition in the fourth quarter of 2008 to Palmetto GBA, our new Medicare Administration Contractor, or MAC, resulted in policy changes that slowed reimbursement, as these changes were implemented during the first quarter. Based on historical experience and the completion of this implementation, we believe that our future DSO levels will fall in line with past performance.

Our primary uses of cash are to fund operating expenses and the acquisition of property and equipment. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment consist primarily of purchases of facility improvements, laboratory equipment and computer hardware and software.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2009 and 2008 was $5.3 million and $581,000, respectively. For the three months ended March 31, 2009 as compared to March 31, 2008, the net incremental increase of $4.7 million was primarily due to incremental increases of $935,000 in net income due primarily to increased revenues and the reduction in operating expense as a percentage of revenue due to operating efficiencies gained, adjusted for non-cash incremental changes such as an additional $1.4 million of stock-based compensation expense; an additional $595,000 of depreciation and amortization expense due to assets placed into service from increased facility, equipment and related capitalized costs; an increased provision for doubtful accounts of $398,000 due to increased contracted revenues; an increase of $3.9 million in income taxes primarily due to increased profits as a fully taxed corporation with limited remaining tax credits applied, excess tax benefits related to disqualifying dispositions from stock-based compensation awards and the recent California legislation temporarily suspending the benefit of utilizing our net operating losses through 2010; an increase of $1.2 million in accounts payable, accrued expenses and accrued compensation due to timing of payouts; and $506,000 change in deferred revenues. These are offset by additional non-cash changes that incrementally reduced net income by $962,000 of excess tax benefits related to disqualifying dispositions on stock-based compensation awards categorized as a financing activity and $3.2 million of incremental increases to accounts receivable as a result of increased revenue and the associated timing of collection efforts.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 and 2008 was $20.5 million and $19.2 million, respectively. For the three months ended March 31, 2009 as compared to March 31, 2008, the net incremental increase of cash used was $1.3 million, which primarily pertains to an incremental increase of $900,000 of net purchases of investment securities based on timing of purchase and sales, $283,000 in property and equipment and $150,000 of intangibles relating to license fees paid.

Financing Activities

For the three months ended March 31, 2009, net cash of $827,000 was provided by financing activities as compared to $92,000 of net cash being used in financing activities for the three months ended March 31, 2008. The incremental increase in net cash provided by and used in financing activities of $919,000 primarily pertains to $962,000 of excess tax benefits related to disqualifying dispositions on stock-based compensation awards during the three months ended March 31, 2009 and $286,000 of costs paid during the three months ended March 31, 2008 in conjunction with our public offering in March 2008, offset by $328,000 of costs associated with the repurchase of RSU shares withheld to satisfy payroll taxes during the three months ended March 31, 2009.

Liquidity Restrictions

As of March 31, 2009, we held one ARS with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements).

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

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of March 31, 2009, the security was rated Baa1 by Moody’s Investors Service and AA- by Standard & Poor’s based on the underwriter’s guarantee. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this failed auction will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038. As such, we recorded a temporary impairment of approximately $1.2 million as of March 31, 2009. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not currently need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or to the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of March 31, 2009, we had total restricted cash of $360,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011.

Income Tax

As of March 31, 2009, most remaining and available federal and state income tax net operating losses and other credits have been utilized, which will result in increased income tax payments that will decrease our cash flows from operations. As of December 31, 2008, we had state tax net operating loss carryforwards of approximately $27.1 million. However, California has suspended any usage of its state tax net operating loss carryforward until 2010, which will require us to be fully taxed in California without the benefit of net operating loss credits until 2010. Subsequently, the state net operating losses will begin to expire in 2013.

Utilization of net operating loss carryforwards, credit carryforwards and certain deductions have been subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership have required us to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. We have had three “change in ownership” events that limit the utilization of net operating loss and credit carryforwards. The “change in ownership” events occurred in March 2000, December 2001 and March 2008 and resulted in annual net operating loss carryforward limitations of $63,000, $96,000 and $16.1 million, respectively. As a result of a net unrealized built-in gain from the March 2008 change in ownership, our net operating loss carryforward annual limitation of $16.1 million was increased to $39.7 million for each of the five years starting after the change in ownership. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding charge to income tax expense on the condensed consolidated statements of operations.

Capital Resources

We believe that our cash, cash equivalents and short-term investment securities as of March 31, 2009, combined with our positive cash flows from operations, will be adequate to fund our planned growth and operating activities in the foreseeable future.

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

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate, we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of March 31, 2009, we did not have any outstanding debt. We do not anticipate having to obtain any debt financing in the near future.

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 26, 2009.

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

Interest Rate Risk

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at fair value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities. If a 100 basis point change in overall interest rates were to occur in 2009, our interest income would change by approximately $394,000 in relation to amounts we would expect to earn assuming short-term investment security balances and types of investment securities are consistent with those as of December 31, 2008.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K that we filed with the SEC on February 26, 2009. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule, each of which is subject to geographic adjustments and is typically updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are paid according to the clinical laboratory fee schedule. Although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to all clinical laboratories, certain laboratory tests that are performed by physicians, including most of the services provided by us, are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, on December 31, 2008, the Centers for Medicare and Medicaid Services, or CMS, published Transmittal 1660, CR 6070, that states that the annual update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%. However, there is no guarantee that the clinical laboratory fee schedule will not be subsequently modified to reduce payments made there under. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, if there is a reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels in recent years. However, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVUs for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, will result in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule. Nevertheless, future Congressional action cannot be assured and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

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

Effective January 1, 2009, CMS implemented Phase VIII Medically Unlikely Edits, or MUEs. CMS developed MUEs to place limits on certain Medicare billing codes in order to reduce the paid claims error rate for Medicare Part B claims. An MUE value is the maximum units of service that a provider may be paid for a single beneficiary on a single date of service.

Several of the MUEs pertain to procedures that we perform. In response to concerns from the laboratory industry, effective April 1, 2009, CMS temporarily suspended certain MUEs for pathology, cytopathology, and molecular diagnostics services. If in the future CMS implements these edits or some other MUEs related to our services, it could inhibit our ability to be reimbursed for services that we report. However, if it is medically reasonable and necessary to provide units of service in excess of an MUE, we may be able to modify such claims in order to be fully reimbursed.

Other policy changes may include competitive bidding by clinical laboratories for the provision of services to the Medicare program, which was the subject of a CMS demonstration project in Carlsbad, California, pursuant to the requirements of the Medicare Modernization Act, or MMA. The implementation of the demonstration project was delayed due to a federal preliminary injunction and The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, subsequently repealed the competitive bidding demonstration project. If later implemented, competitive bidding could decrease our reimbursement rates for clinical laboratory tests.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three months ended March 31, 2009 and 2008. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For approximately half of our revenues for the three months ended March 31, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended March 31, 2009 and 2008, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.0 million and $651,000, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods, we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

*	Increased competition, including from competitors replicating our key service offerings in the future and the failure to provide a higher quality of service than that of our competitors could adversely affect our revenues and profitability.

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

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community, access to our highly qualified hempaths and our ability to expand our service offerings to our core hem/onc customers. For example, we generally provide treating hem/oncs with telephonic access on an almost real-time basis to the specific hempath that generates a report and analysis on the specific patient. Our failure to provide services superior to the laboratories with which we compete could adversely affect our revenues and profitability.

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

Our revenues have grown to $39.2 million for the three months ended March 31, 2009 up from $22.3 million for the comparable period in 2008. This growth has put significant pressure on our systems and operations. As of March 31, 2009, we employed 329 employees, including Cartesian employees and six part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

•

attract and retain sufficient numbers of talented employees and consultants, including sales personnel, hempaths, clinical service coordinators, scientists, laboratory technicians and administrative employees, to handle the increasing number of tests we are requested to conduct;

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

*	We are continuing to expand our infrastructure by establishing additional laboratory space and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

As of March 31, 2009, we lease and occupy laboratory and administrative facilities in Carlsbad, California. The facilities include a new leased building, which serves as our administrative headquarters and our existing facility at which we approximately doubled our laboratory space and capacity in 2008. Although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we intend to replicate our current California-based operations in a geographically different location. Although we currently anticipate selecting a site for our new facility in late-2009, in order to establish the new laboratory facility, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a geographically different second facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. As we expand into other locations, including limited international expansion, there will be enhanced potential for logistical or other issues, including regulatory compliance issues and issues that may be specific to particular jurisdictions. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of March 31, 2009 and December 31, 2008, we had an allowance for doubtful accounts of $5.0 million and $4.1 million, respectively, which we reduced by $159,000 and $664,000, respectively, for write-offs, net of recoveries.

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

We, Cartesian and/or our hempaths may be sued, or may be added as an additional party, under physician liability or other liability law for acts or omissions by our hempaths, laboratory personnel, clinical service coordinators, and other employees and consultants, including but not limited to being sued for misdiagnoses or liabilities arising from the professional interpretations of test results. We, Cartesian and/or our hempaths may periodically become involved as defendants in medical malpractice and other lawsuits and are subject to the attendant risk of substantial damage awards, in particular in connection with our COMPASS service offering. Our hempaths are insured for medical malpractice risks on a claims-made basis under traditional professional liability insurance policies. We also maintain general liability insurance that covers certain claims to which we may be subject. Our general insurance does not cover all potential liabilities that may arise, including governmental fines and penalties that we may be required to pay, liabilities we may incur under indemnification agreements and certain other uninsurable losses that we may suffer. It is possible that future claims will not be covered by or will exceed the limits of our insurance coverage.

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

*	We have a limited operating history and we are unable to predict with certainty whether we will be able to continue our revenue growth and become increasingly profitable.

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

Although we incurred losses in each full fiscal year from inception to 2006, as of March 31, 2009, we had reduced our accumulated deficit to $4.7 million. Although we have continued to increase our revenues and profitability, there is no guarantee that we will be able to continue our revenue growth and maintain or increase our profitability. It is possible that we may incur operating losses in the future as we expand our infrastructure, increase selling expenses and increase general and administrative expenses to comply with public company obligations or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will be able to maintain our strong revenue growth and remain profitable or predict the extent of our future profitability or losses.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in 2009, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•	restrictions on reimbursements for our services;

•	federal and state laws governing laboratory testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and analogous state laws;

•	federal and state regulation of privacy, security and electronic transactions;

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee-splitting;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	the Federal Trade Commission’s “Red Flag Rules,” which requires creditors to comply with regulations regarding the prevention of identity theft;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three months ended March 31, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

*	Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 41% and 40% of our revenues for the three months ended March 31, 2009 and 2008, respectively. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of government-sponsored enterprise, municipal, corporate debt and a single auction rate security, or ARS.

As of March 31, 2009, we held one ARS with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The auction began failing in February 2008 when sell orders exceeded buy orders at the auction dates. As of March 31, 2009, the security was rated Baa1 by Moody’s Investors Service and AA- by Standard & Poor’s based on the underwriter’s guarantee. The last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this failed auction will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.2 million as of March 31, 2009. In the meantime, the issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not currently need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

In addition to the continuing deterioration in the global credit markets, the financial services industry and the U.S. capital markets, the U.S. economy as a whole has been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the U.S. capital markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

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

*	We expect to continue to incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and substantial changes in executive compensation disclosure. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations and monitoring of public company reporting obligations. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, insurance premiums for public companies continue to increase and it continues to be more difficult and more expensive for us to renew director and officer liability insurance. As a result, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	uncertainty with respect to the reasons for changes in the trading volume or the market price of our common stock;

•	any litigation in which we become involved;

•	fluctuations in security market indices of which we may be included now or in the future;

•	discussion of us or our stock price by the general media, online investor communities or financial industry or medical press;

•	changes in federal or state tax laws; and

•	impairment of any of our assets, including our investment securities.

Due to these factors, stockholders may not be able to sell their shares of our common stock at favorable prices or at all.

*	Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

*	If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their interests and not necessarily those of other stockholders.

As of April 20, 2009, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 21% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.3 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of April 20, 2009. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

We have never paid dividends on our capital stock and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur indebtedness in the future; the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be our stockholders’ sole source of gain for the foreseeable future.

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

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its Stockholders.

4.3(3)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its Stockholders.

10.1(4)	Amended and Restated Medical Director Agreement, dated October 31, 2008, between Registrant and Pacific Medical Consultants, Inc. and Bashar Dabbas, M.D.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (No. 001-33753) as filed with the Securities and Exchange Commission on February 26, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: April 30, 2009	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)