Form 10-Q
period 2009-06-30
GENOPTIX INC
filed 2009-07-30
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 17,041,807 as of July 20, 2009.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,984	$38,108
Short-term investment securities	101,685	64,830
Accounts receivable, net of allowance for doubtful accounts of $5,594 and $4,126 at June 30, 2009 and December 31, 2008, respectively	21,398	15,604
Deferred tax asset	4,735	4,707
Other current assets	2,186	2,179

Total current assets	150,988	125,428
Property and equipment, net	12,205	12,189
Long-term investment security	3,775	3,775
Long-term deferred tax asset	2,400	2,510
Restricted cash	270	360
Other long-term assets	371	183

Total assets	$170,009	$144,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,502	$6,580
Accrued compensation	5,197	3,006
Income tax payable	571	—
Deferred revenues	2,009	365
Deferred rent	281	241

Total current liabilities	14,560	10,192
Long-term deferred rent	1,808	1,955
Other long-term liabilities	315	79

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 17,018 and 16,682 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	150,747	143,616
Accumulated other comprehensive loss	(614)	(774)
Accumulated earnings (deficit)	3,176	(10,640)

Total stockholders' equity	153,326	132,219

Total liabilities and stockholders' equity	$170,009	$144,445

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$45,298	$27,825	$84,487	$50,123
Cost of revenues	16,772	11,206	32,201	20,381

Gross profit	28,526	16,619	52,286	29,742
Operating expenses:
Sales and marketing	7,331	5,170	14,321	9,431
General and administrative	7,491	5,918	13,881	10,306
Research and development	287	354	527	671

Total operating expenses	15,109	11,442	28,729	20,408

Income from operations	13,417	5,177	23,557	9,334
Interest and other income	433	694	934	1,653

Income before income taxes	13,850	5,871	24,491	10,987
Income tax expense	5,976	300	10,675	409

Net income	$7,874	$5,571	$13,816	$10,578

Net income per share:
Basic	$0.47	$0.34	$0.82	$0.65

Diluted	$0.44	$0.32	$0.77	$0.60

Shares used to compute net income per share:
Basic	16,891	16,337	16,819	16,235

Diluted	17,826	17,512	17,850	17,507

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$13,816	$10,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,666	497
Provision for doubtful accounts	2,230	1,458
Stock-based compensation expense	4,761	3,208
Excess tax benefits from stock-based compensation awards	(1,585)	(80)
Amortization of premium (discount) on investment securities, net	78	(15)
Deferred taxes	(29)	—
Loss (gain) on sale of property and equipment	6	(19)
Changes in operating assets and liabilities:
Accounts receivable	(8,024)	(5,519)
Other current and long-term assets	(159)	(368)
Accounts payable and accrued expenses	559	1,557
Accrued compensation	2,191	1,821
Income taxes	2,414	(160)
Deferred revenues	1,644	(27)
Deferred rent	7	14

Net cash provided by operating activities	19,575	12,945

Investing activities:
Purchase of property and equipment	(2,347)	(2,646)
Proceeds from sales of property and equipment	—	20
Purchase of investment securities	(80,620)	(60,781)
Proceeds from sales and maturities of investment securities	43,958	50,600
Purchase of intangibles	(150)	—
Release of restricted cash	90	—

Net cash used in investing activities	(39,069)	(12,807)

Financing activities:
Proceeds from issuance of common stock, net	1,175	1,109
Excess tax benefits from stock-based compensation awards	1,585	80
Repurchase of restricted stock for payment of taxes	(390)	—
Costs paid in connection with public offerings	—	(763)
Proceeds from exercise of warrants	—	35

Net cash provided by financing activities	2,370	461

Net (decrease) increase in cash and cash equivalents	(17,124)	599
Cash and cash equivalents at beginning of period	38,108	50,624

Cash and cash equivalents at end of period	$20,984	$51,223

Supplemental information:
Income taxes paid	$8,292	$569

Non-cash investing and financing activities:
Unrealized gain (loss) on investment securities, net	$271	$(191)

Change in accrued purchases of property and equipment	$(560)	$702

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States of America generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 26, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, or SFAS No. 165, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended June 30, 2009, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $3.7 million, of which $591,000 pertained to the three months ended March 31, 2009. During the six months ended June 30, 2009, the Company recorded positive changes impacting revenue by $5.1 million. During the three months ended June 30, 2008, the Company recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $864,000, of which $228,000 pertained to the three months ended March 31, 2008. During the six months ended June 30, 2008, the Company recorded positive changes impacting revenue by $1.3 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to the Company’s collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. As of June 30, 2009 and December 31, 2008, the Company had uncollected accounts receivable from non-contracted payors of approximately $12.7 million and $9.1 million, respectively.

Recent Accounting Pronouncements

During the quarter ended June 30, 2009, the Company adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 107-1 and Accounting Principles Board Opinions, or APB, No. 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. Such entity must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP became effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

During the quarter ended June 30, 2009, the Company adopted FSP SFAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

During the quarter ended June 30, 2009, the Company adopted FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, or SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP became effective for interim and annual reporting periods ending after June 15, 2009 and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

During the quarter ended June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events. This Statement was applied to the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement became effective for interim or annual financial periods ending after June 15, 2009. This Statement applies to both interim financial statements and annual financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual financial periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, the Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial statements.

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

The following table presents the components of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$7,874	$5,571	$13,816	$10,578

Denominator:
Weighted average shares of common stock outstanding, net - basic	16,891	16,337	16,819	16,235
Dilutive effect of common equivalent shares	935	1,175	1,031	1,272

Weighted average shares of common stock outstanding, net - diluted	17,826	17,512	17,850	17,507

Net income per share:
Basic	$0.47	$0.34	$0.82	$0.65

Diluted	$0.44	$0.32	$0.77	$0.60

For the three and six months ended June 30, 2009, the Company excluded stock options of approximately 574,000 and 529,000 shares, respectively, from its dilutive common equivalent shares in its calculation of diluted earnings per share because of their anti-dilutive effect. For the three and six months ended June 30, 2008, the Company excluded stock options of approximately 727,000 and 413,000, respectively.

3. Stock-Based Compensation

The following table presents the Company’s recognized stock-based compensation expense in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2009				2008
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$473	$212	$60	$745	$270	$101	$382	$753
Sales and marketing	271	20	157	448	130	—	639	769
General and administrative	578	535	144	1,257	295	197	318	810
Research and development	—	—	—	—	(5)	—	—	(5)

	$1,322	$767	$361	$2,450	$690	$298	$1,339	$2,327

	Six Months Ended June 30,
	2009				2008
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$948	$421	$135	$1,504	$358	$202	$492	$1,052
Sales and marketing	500	39	316	855	178	—	943	1,121
General and administrative	1,137	1,056	209	2,402	405	197	433	1,035
Research and development	—	—	—	—	—	—	—	—

	$2,585	$1,516	$660	$4,761	$941	$399	$1,868	$3,208

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense per FASB Technical Bulletin, or FTB, No. 97-1. The Company classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most option awards and ranges from one to four years for RSU awards. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares. The fair value of employee stock options and ESPP shares was estimated at the grant date using the following weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Grant date fair value (per share)	$14.62	$15.84	$15.51	$14.69	$—	$16.92	$11.71	$17.08

Assumptions:
Expected life of awards (years)	5.90	5.91	6.02	6.01	—	0.08	1.00	0.80
Risk-free interest rate	1.80%	2.99%	1.74%	2.87%	—	1.60%	0.47%	2.95%
Volatility	53.92%	56.00%	50.94%	54.79%	—	41.00%	53.61%	37.50%
Forfeitures	7.00%	7.00%	7.00%	7.00%	—	—	—	—
Dividend yield	—	—	—	—	—	—	—	—

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by SAB No. 110, Share-Based Payment. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies within the Company’s peer group with publicly available share prices. For the three months ended June 30, 2009, there were no ESPP grants. Generally, the Company only has ESPP grants in the first and third quarters at the beginning of the purchase periods.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. For the ESPP, the Company does not utilize a separate forfeiture rate since it adjusts ESPP stock-based compensation expense to the greater of the actual employee contributions or original estimate for the remaining participants at the end of each respective purchase period.

The following table presents the Company’s unrecognized compensation expense related to outstanding unvested stock-based awards, adjusted for estimated forfeitures and prior to income taxes:

	June 30, 2009
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)
Options	2.79	$13,074
RSUs	2.16	5,121
ESPP	0.88	354

The following table presents a summary of the Company’s activity under the Company’s equity incentive plans:

	Shares Available for Issuance Under Equity Incentive Plans	Options Outstanding				RSUs Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except years and per share amounts)
Balance at December 31, 2008	1,389	1,991	$12.23	7.38	$43,596	145	1.08	$4,953
Additional shares reserved	547	—	—			—
Granted/issued	(570)	444	31.36			126
Exercised/released	—	(249)	1.33			(36)
Cancelled	38	(31)	30.54			(7)
Repurchases	—	—	—			—

Balance at June 30, 2009	1,404	2,155	$17	7.65	$32,683	228	1.26	$6,905

Vested and expected to vest at June 30, 2009		1,982	$16.45	7.54	$31,461	185	1.11	$5,908

Exercisable at June 30, 2009		1,043	$6.84	6.22	$26,275	—	—	$—

During the three and six months ended June 30, 2009, 50,000 shares were purchased under the ESPP. Additionally, on January 1, 2009, approximately 167,000 shares were automatically added to the shares authorized for issuance under the ESPP as additional shares reserved.

4. Investment Securities

The following table presents a summary of the Company’s available-for-sale investment securities:

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(in thousands)
Short-term investment securities:
Municipal securities	$38,631	$81	$(1)	$38,711
Government-sponsored enterprise securities	33,634	65	—	33,699
Corporate debt securities	17,238	79	(40)	17,277
Certificates of deposit	11,998	—	—	11,998

	$101,501	$225	$(41)	$101,685

Long-term investment security:
Auction rate security	$5,000	$—	$(1,225)	$3,775

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(in thousands)
Short-term investment securities:
Government-sponsored enterprise securities	$38,999	$279	$(2)	$39,276
Corporate debt securities	25,918	55	(419)	25,554

	$64,917	$334	$(421)	$64,830

Long-term investment security:
Auction rate security	$5,000	$—	$(1,225)	$3,775

As of June 30, 2009, the gross unrealized losses of $41,000 on short-term investment securities primarily represent a temporary impairment on the corporate debt securities related to multiple issuers, which have been in loss positions for less than twelve consecutive months, and were primarily caused by negative changes in the overall economic environment.

As of June 30, 2009, the Company held one auction rate security, or ARS, with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements). The ARS has been in a loss position for less than twelve consecutive months.

The temporary impairments were recorded, net of tax, on the condensed consolidated balance sheet in accumulated other comprehensive loss. The Company had no realized gains or losses for the three or six months ended June 30, 2009 or 2008.

The following table presents a summary of the amortized cost and estimated fair value of available-for-sale investment securities by contractual maturity:

	June 30, 2009
	Amortized Cost	Estimated Fair Value
	(in thousands)
Contractual maturity:
One year or less	$60,767	$60,868
One to two years	17,979	18,026
Two to three years	12,390	12,426
Greater than three years	15,365	14,140

	$106,501	$105,460

Although certain municipal securities and ARS have contractual maturities up to 29 years, their effective maturities do not exceed 48 months.

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

The following table presents the Company’s financial instruments subject to SFAS No. 157 measured on a recurring basis on the condensed consolidated balance sheets as of June 30, 2009:

		Fair Value Measurements at June 30, 2009
	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investment securities:
Municipal securities	$38,711	$—	$38,711	$—
Government-sponsored enterprise securities	33,699	—	33,699	—
Corporate debt securities	17,277	—	17,277	—
Certificates of deposit	11,998	11,998	—	—

	$101,685	$11,998	$89,687	$—

Long-term investment security:
Auction rate security	$3,775	$—	$—	$3,775

The Company’s level 1 financial instruments consist of certificates of deposit that mature in greater than 90 days but less than one year from date of purchase and are each fully insured by the Federal Deposit Insurance Corporation.

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

The Company’s level 3 financial instruments consist of an ARS issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the filing of bankruptcy by the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. This investment security has been valued as level 3 with unobservable inputs since its auctions began failing in February 2008. As of June 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this security will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company assumed that the issuer and underwriter would be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (estimated at 4 years) and applied a 1.0% liquidity discount. The issuer of the ARS continues to make interest payments as scheduled and shows no indications that it will be unable to meet its current obligations. As a result of the valuation, the Company has recorded a temporary impairment of approximately $1.2 million as of both June 30, 2009 and December 31, 2008 against the original cost basis of $5.0 million, or a $3.8 million fair value. From December 31, 2008 to June 30, 2009, there has been no change in the level 3 ARS, including transfers, earned income, realized or unrealized losses and no additional purchases or redemptions.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 was $6.0 million and $10.7 million, respectively. The Company’s effective tax rate of 43% and 44% for the three and six months ended June 30, 2009, respectively, differs from the statutory rate primarily due to the impact of stock-based compensation expense.

As of June 30, 2008, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold required under SFAS No. 109 to reverse the valuation allowance. As such, the Company’s effective tax rate was 5% and 4% for the three and six months ended June 30, 2008, which differs from the statutory rate primarily due to the Company’s utilization of deferred tax assets offset by the associated valuation allowance. The income tax expense for the three and six months ended June 30, 2008 consisted primarily of federal and state alterative minimum taxes and other state taxes.

The Company’s unrecognized tax benefits were unchanged during the three and six months ended June 30, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

7. Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

The following table presents a reconciliation of net income to comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income	$7,874	$5,571	$13,816	$10,578
Accumulated other comprehensive income:
Net unrealized gain (loss) on investment securities	247	(186)	271	(191)
Deferred tax	(102)	72	(111)	66

	145	(114)	160	(125)

Comprehensive income	$8,019	$5,457	$13,976	$10,453

8. Commitments and Contingencies

Leases

In June 2009, the Company entered into a six-year operating lease beginning June 1, 2009 for an additional 44,000 square feet of office and laboratory space in Carlsbad, California, into which the Company will expand our current laboratory facilities as of the date of substantial completion of improvements, estimated to occur in early 2010. The lease contains one four-year extension option and is subject to annual rent increases. The noncancellable future minimum payments under the lease total approximately $265,000, $451,000, $465,000, $479,000, $493,000 and $864,000 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Future minimum payments under noncancellable operating leases as of June 30, 2009 are as follows:

Operating Leases
(in thousands)
2009	$1,810
2010	3,452
2011	3,501
2012	2,836
2013	2,164
Thereafter	2,585

Total minimum lease payments	$16,348

Operating leases rent expense totaled $693,000 and $1.3 million for the three and six months ended June 30, 2009, respectively, as compared to $389,000 and $768,000 for the comparable periods in 2008. The Company recognizes operating lease rent expense on a straight-line basis.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three and six months ended June 30, 2009 and 2008, included our COMPASS or CHART service offerings.

We estimate that the U.S. bone marrow testing market alone represents at least a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 7%. Our objective is to continue to increase our market share, revenues and profitability at a rate significantly faster than the overall market for blood and bone marrow testing services by continuing to provide and expand our high quality, community hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•

expand our organization and infrastructure by increasing our personnel and expanding our sales and other infrastructure to enable us to visit more hem/oncs on a more frequent basis and, in time, to expand into new markets;

•

support our sales and marketing efforts by hiring and retaining Cartesian Medical Group, or Cartesian, hempaths and additional laboratory resources to continue to provide high-quality, specialized diagnosis services;

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

Our revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid; private insurers, including managed care organizations; and private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our hem/onc customers. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances and reimbursement rates.

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

We have recently added a team of business and corporate development employees to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of hem/onc customers we serve and/or expand the services we provide to them, by way of investments in other companies, expansion into new markets, licensing of technology, co-development arrangements, collaborations and asset purchases. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance and name recognition and reputation among hem/oncs, and potentially provide us with early access to new technologies available for commercialization.

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

We believe there have been no significant changes during the three and six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(% of revenue)		(% of revenue)
Revenues	100%	100%	100%	100%
Cost of revenues	37%	40%	38%	41%

Gross profit	63%	60%	62%	59%
Operating expenses:
Sales and marketing	16%	19%	17%	19%
General and administrative	17%	21%	16%	21%
Research and development	1%	1%	1%	1%

Total operating expenses	33%	41%	34%	41%

Income from operations	30%	19%	28%	19%
Interest and other income	1%	2%	1%	3%

Income before income taxes	31%	21%	29%	22%
Income tax expense	13%	1%	13%	1%

Net income	17%	20%	16%	21%

Revenues

Revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and private payors, such as hospitals, patients and others, for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and six months ended June 30, 2009 and 2008.

For the three and six months ended June 30, 2009, we derived approximately 60% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 39% and 40%, respectively, from Medicare and Medicaid; and the remaining approximate 1% for both periods are from other sources. For the three and six months ended June 30, 2008, we derived approximately 58% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 40% from Medicare and Medicaid during each period; and the remaining approximate 2% and 1%, respectively, are from other sources. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule. Both are typically updated annually and subject to geographic adjustments. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are traditionally paid according to the clinical laboratory fee schedule. However, although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to most clinical laboratories, certain laboratory tests performed by physicians are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule. As a result, most of the services provided by us are reimbursed under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, after January 1, 2009, the freeze on the clinical laboratory fee schedule is updated using the percentage increase for the CPI from the previous 12-month period minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year over year decline of 1.4%. This implies that clinical laboratories will receive a 1.9% rate decrease from Medicare in 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the anticipated reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVUs for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, resulted in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule in 2009. Nevertheless, future Congressional action cannot be assured and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule. On July 1, 2009, CMS released a proposed rule which is intended to update the payment policies and rates for the Medicare physician fee schedule for calendar year 2010. CMS estimates that rates on the physician fee schedule will be reduced by approximately 21.5%. However, as noted above, Congress has typically enacted legislation each year to suspend such proposed decreases in physician fee schedule rates. Several health care reform bills being considered by Congress address Medicare payments to physicians, including reform of the physician payment formula which would result in an avoidance of the estimated 21.5% reduction in physician fee schedule rates for 2010. Additionally, as part of the proposed rule, CMS recommended changes in the relative value unit, or RVU, amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these proposed changes are estimated to result in an approximate additional 4% reduction in the revenues we derive from Medicare for those procedures reimbursed under the physician fee schedule. It is expected that a final rule on these proposals will be published on or around November 1, 2009.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Revenues(1) (in thousands)	$45,298	$27,825	63%	$84,487	$50,123	69%
Number of cases	14,218	9,334	52%	27,104	17,162	58%
Revenues per case	$3,186	$2,981	7%	$3,117	$2,921	7%

(1)	During the three months ended June 30, 2009, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $3.7 million, of which $591,000 pertained to the three months ended March 31, 2009. During the six months ended June 30, 2009, we recorded positive changes impacting revenue by $5.1 million. In comparison, during the three months ended June 30, 2008, we recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $864,000, of which $228,000 pertained to the three months ended March 31, 2008. During the six months ended June 30, 2008, we recorded positive changes impacting revenue by $1.3 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. We expect to continue to have strong billing and collection efforts, but these adjustments could fluctuate both favorably and unfavorably in future periods.

Revenues increased to $45.3 million and $84.5 million for the three and six months ended June 30, 2009, respectively, from $27.8 million and $50.1 million for the comparable periods in 2008, (inclusive of the changes in prior period accounting estimates noted above). The increase of $17.5 million, or 63%, and $34.4 million, or 69%, for the three and six months ended June 30, 2009, respectively, as compared to the comparable periods in 2008, was primarily due to case volume increases of 52% and 58%, respectively; revenue per case increases of $205 and $196, respectively, or 7% each year; better than expected collections on our non-contracted business as reflected by the changes in accounting estimates, as discussed above; and net increase in Medicare reimbursement rates for our key service offerings. Case volumes, and therefore revenues, have increased during the three and six months ended June 30, 2009, primarily as a result of a 39% increase in our field sales representatives from 44 at June 30, 2008 to 61 at June 30, 2009. In addition, we have expanded our sales administration and management personnel from two at June 30, 2008 to fourteen at June 30, 2009. The expansion of our sales team has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further focus our sales representatives on in-person customer visits. Sales force productivity during the three and six months ended June 30, 2009 increased primarily as a result of more efficient selling efforts, enhanced recognition of Genoptix in the market, smaller geographies per sales representative, price increases and expanded service offerings.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense) of our Cartesian hempaths, licensed technicians, clinical service coordinators and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase as we hire additional Cartesian hempaths, technicians and support personnel; expand into additional laboratory space; incur increased outside laboratory costs; and spend more on supplies to support anticipated increases in case volumes and revenues.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Cost of revenues (in thousands)	$16,772	$11,206	50%	$32,201	$20,381	58%
Cost of revenues (% of revenues)	37%	40%		38%	41%
Number of cases	14,218	9,334	52%	27,104	17,162	58%
Cost of revenues per case	$1,180	$1,201	-2%	$1,188	$1,188	0%

Cost of revenues increased to $16.8 million and $32.2 million for the three and six months ended June 30, 2009, respectively, from $11.2 million and $20.4 million for the comparable periods in 2008. As a percentage of revenue, cost of revenues for the three and six months ended June 30, 2009 decreased to 37% and 38%, respectively, from 40% and 41% for the comparable periods in 2008, despite increased facility costs due to our expanded laboratory capacity, stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians. This improvement is primarily attributable to higher revenues, leveraging our fixed costs, gaining efficiencies with our in-house processes, and supplier discounts on direct materials. These, in addition to favorable changes in revenue accounting estimates from prior periods as noted above under revenues, have resulted in increased gross margins for the three and six months ended June 30, 2009 of 63% and 62%, respectively, from 60% and 59% for the comparable periods in 2008. Stock-based compensation expense as a component of cost of revenues was $745,000 and $1.5 million for the three and six months ended June 30, 2009, respectively, as compared to $753,000 and $1.1 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was consistently 2% of revenues for the three and six months ended June 30, 2009, as compared to 3% and 2% for the comparable periods in 2008.

Sales and Marketing Expenses

Sales and marketing expenses relate to sales management, field sales representatives, marketing, business and corporate development, contracts and managed care and customer service consisting of primarily employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation expense and related travel costs for our sales personnel in the field) and facilities, IT and related depreciation, and other administrative-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional sales field representatives, sales management, marketing and corporate development personnel as part of our growth strategy.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Sales and marketing (in thousands)	$7,331	$5,170	42%	$14,321	$9,431	52%
Sales and marketing (% of revenues)	16%	19%		17%	19%

Sales and marketing expenses increased to $7.3 million and $14.3 million for the three and six months ended June 30, 2009, respectively, from $5.2 million and $9.4 million for the comparable periods in 2008. The increase of $2.2 million, or 42%, and $4.9 million, or 52%, for the three and six months ended June 30, 2009, respectively, from the comparable periods in 2008, were primarily due to incremental increases of $1.4 million and $3.4 million, respectively, for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel), $519,000 and $1.0 million, respectively, for facility, equipment and other cost increases and allocations due to the increased number of sales representatives, sales managers, corporate business development and customer service personnel that we have hired to drive and support our revenue growth and explore new opportunities. The number of sales employees increased from 46, including two administrative and management personnel, as of June 30, 2008 to 75, including fourteen administrative and management personnel, at June 30, 2009. As a percentage of revenues, sales and marketing expenses have decreased to 16% and 17% for the three and six months ended June 30, 2009, respectively, from 19% for the comparable periods in 2008, due to higher revenues and improved efficiencies with expanded geographic coverage offset by the incremental expense attributable to the added sales management. Stock-based compensation expense as a component of sales and marketing expenses was $448,000 and $855,000 for the three and six months ended June 30, 2009, respectively, as compared to $769,000 and $1.1 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was consistently 1% of revenues for the three and six months ended June 30, 2009, as compared to 3% and 2% for the comparable periods in 2008.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense), professional services and depreciation and administrative-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses. We anticipate an absolute dollar increase in our general and administrative expenses as we add personnel; increase our billing and collections efforts; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
General and administrative (in thousands)	$7,491	$5,918	27%	$13,881	$10,306	35%
General and administrative (% of revenues)	17%	21%		16%	21%

General and administrative expenses increased to $7.5 million and $13.9 million for the three and six months ended June 30, 2009, respectively, from $5.9 million and $10.3 million for the comparable periods in 2008. The increase of $1.6 million, or 27%, and $3.6 million, or 35%, for the three and six months ended June 30, 2009, respectively, as compared to the comparable periods in 2008, were primarily due to incremental increases of $1.5 million and $3.2 million, respectively, for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $271,000 and $768,000, respectively, for legal, insurance and consulting costs, and $374,000 and $772,000, respectively, for increased provision for doubtful accounts. These incremental increases were offset by $633,000 and $1.3 million for the three and six months ended June 30, 2009, respectively, of allocations to cost of revenues and sales and marketing associated with our facility and equipment improvements and deployment of previously undeveloped space within our existing facility. Employee-related costs increased as a result of the general and administrative headcount increasing 59% from 53 at June 30, 2008 to 84 at June 30, 2009 in support of increased billing and collection efforts and overall company growth. We have also increased our infrastructure requirements and are actively expanding our information systems and facilities while implementing corporate initiatives. Legal and consulting expenses increased as a result of regulatory initiatives, increased contract management and ongoing development and maintenance of our compliance programs. In addition, we recorded a provision for doubtful accounts at a rate of approximately 3% of revenues for the three and six months ended June 30, 2009 and 2008. During the three and six months ended June 30, 2009, we recorded $1.2 million and $2.2 million, respectively, of provision for doubtful accounts, as compared to $834,000 and $1.5 million for the comparable periods in 2008. As a percentage of revenues, general and administrative expenses have decreased to 17% and 16% for the three and six months ended June 30, 2009, respectively, from 21% for the comparable periods in 2008 due to higher revenues and increased leverage of our administrative functions as the company grows. Stock-based compensation expense as a component of general and administrative expenses was $1.3 million and $2.4 million for the three and six months ended June 30, 2009, respectively, as compared to $810,000 and $1.0 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was consistently 3% of revenues for the three and six months ended June 30, 2009, as compared to 3% and 2% for the comparable periods in 2008.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2009 decreased to $433,000 and $934,000, respectively, from $694,000 and $1.7 million for the comparable periods in 2008, primarily due to lower investment returns from the slowing economy and the partial shift in our investment portfolio into tax exempt municipal securities that will assist in lowering our effective tax rate. We have had and will continue to expect lower returns on our investment securities due to current market conditions. We intend to continue to manage our investment securities to minimize the overall risk and maximize our returns.

Income Tax Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Income tax expense (in thousands)	$5,976	$300	1,892%	$10,675	$409	2,510%
Effective tax rate	43%	5%		44%	4%

Our effective tax rate for the three and six months ended June 30, 2009 increased to 43% and 44%, respectively, from 5% and 4% for the comparable periods in 2008. Our effective tax rate for the three and six months ended June 30, 2009 differs from the statutory rate primarily due to the impact of stock-based compensation expense. In comparison, as of June 30, 2008, we maintained a valuation allowance against deferred tax assets, as we concluded we did not meet the “more likely than not” threshold required under SFAS No. 109 to reverse the valuation allowance. As a result, the income tax expense for the three and six months ended June 30, 2008 was primarily federal and state alterative minimum taxes and other state taxes.

Due to our sustained profitability, we estimate our future effective tax rate to be approximately 44% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

The following table presents a summary of our cash, cash equivalents, short-term investments, working capital, cash flows provided by (used in) operating, investing and financing activities and free cash flows:

	June 30, 2009	December 31, 2008
	(in thousands)
Cash, cash equivalents and short-term investment securities	$122,669	$102,938

Working capital	$136,428	$115,236

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,575	$12,945
Investing activities	(39,069)	(12,807)
Financing activities	2,370	461

Net (decrease) increase in cash and cash equivalents	$(17,124)	$599

As of June 30, 2009, we had $122.7 million in cash, cash equivalents and short-term investments, consisting primarily of money market funds, municipal securities, government-sponsored enterprise securities, corporate debt securities and certificates of deposit. We have established guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal and maintaining liquidity while maximizing our returns. Our certificates of deposit are fully insured by the Federal Deposit Insurance Corporation, or FDIC.

Our primary sources of cash are cash receipts on accounts receivable from our revenues and proceeds from common stock issuances. Net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. As of June 30, 2009 and 2008, our DSO was 54 days at the end of both periods.

Our primary uses of cash are to fund operating expenses, the acquisition of property and equipment and income tax payments. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment generally consist of purchases of facility improvements, laboratory equipment and computer hardware and software. Income tax payments consist of federal and state payments of approximately 44% effective tax rate, since the majority of our net operating losses and other credits have been exhausted.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2009 and 2008 was $19.6 million and $12.9 million, respectively. For the six months ended June 30, 2009 as compared to June 30, 2008, the net incremental increase of $6.6 million was primarily due to incremental increases of $3.2 million in net income due primarily to increased revenues, including prior period revenue adjustments, and leverage in operating expenses due to increased operating efficiencies, adjusted for non-cash incremental changes such as an additional $1.6 million of stock-based compensation expense; an additional $1.2 million of depreciation and amortization expense due to assets placed into service related to our facility and equipment expansion; an increased provision for doubtful accounts of $772,000 due to increased contracted revenues; an increase of $1.1 million in income tax payable primarily due to increased profits taxed at an effective tax rate of approximately 44% with limited remaining tax credits available, excess tax benefits related to disqualifying dispositions from stock-based compensation awards and the recent California legislation temporarily suspending the benefit of utilizing our net operating losses through 2010; an increase of $628,000 in cash in-flows from accounts payable, accrued expenses and accrued compensation due to timing of payouts; and $1.7 million change in deferred revenue cash in-flows. These are offset by $2.5 million of incremental decreases to accounts receivable as a result of increased revenue and the associated timing of collection efforts.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 and 2008 was $39.1 million and $12.8 million, respectively. This primarily pertains to an incremental increase of $26.5 million of net purchases of investment securities based on timing of purchases and sales.

Financing Activities

For the six months ended June 30, 2009 and 2008, net cash of $2.4 million and $461,000, respectively, was provided by financing activities. The incremental increase primarily pertains to $1.5 million of excess tax benefits related to disqualifying dispositions on stock-based compensation awards during the six months ended June 30, 2009 and $763,000 of costs paid during the six months ended June 30, 2008 in conjunction with our public offering in March 2008, offset by $390,000 of costs associated with the repurchase of RSU shares withheld to satisfy payroll taxes during the six months ended June 30, 2009.

Liquidity Restrictions

As of June 30, 2009, we held one auction rate security, or ARS, with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements).

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

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of June 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.2 million as of June 30, 2009. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or until the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of June 30, 2009, we had total restricted cash of $270,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011.

Income Tax

As of June 30, 2009, most remaining and available federal and state income tax net operating losses and other credits have been utilized, which will result in increased income tax payments that will decrease our cash flows from operations. As of December 31, 2008, we had state tax net operating loss carryforwards of approximately $27.1 million. However, California has suspended any usage of its state tax net operating loss carryforward until 2010, which will cause us to be fully taxed in California without the benefit of net operating loss credits until 2010. Subsequently, the state net operating losses will begin to expire in 2013.

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

Capital Resources

We believe that our cash, cash equivalents and short-term investment securities as of June 30, 2009, combined with our positive cash flows from operations, will be adequate to fund our planned growth and operating activities in the foreseeable future.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the current economy and financial markets;

•

changes in regulations or payor policies, including reimbursement levels from governmental payors and private insurers, or contracting arrangements with payors or changes in other laws, regulations or policies;

•

the extent to which we expend resources on pursuing and completing additional collaborations, acquisitions or in-license of businesses, products and technologies in connection with the implementation of our strategic plan; and

•	the extent to which we expand our operations and increase our market share.

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate, we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of June 30, 2009, we did not have any outstanding debt. We do not anticipate having to obtain any debt financing in the near future.

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 26, 2009, except as noted below.

In June 2009, we entered into a six-year operating lease beginning June 1, 2009 for an additional 44,000 square feet of office and laboratory space in Carlsbad, California, into which we will expand our current laboratory facilities as of the date of substantial completion of improvements, estimated to occur in early 2010. The lease contains one four-year extension option and is subject to annual rent increases. The noncancellable future minimum payments under the lease total approximately $265,000, $451,000, $465,000, $479,000, $493,000 and $864,000 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule. Both are typically updated annually and subject to geographic adjustments. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are traditionally paid according to the clinical laboratory fee schedule. However, although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to most clinical laboratories, certain laboratory tests performed by physicians are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule. As a result, most of the services provided by us are reimbursed under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, after January 1, 2009, the freeze on the clinical laboratory fee schedule is updated using the percentage increase for the CPI from the previous 12-month period minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year-over-year decline of 1.4%. This implies that clinical laboratories will receive a 1.9% rate decrease from Medicare in 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the anticipated reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVUs for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, resulted in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule in 2009. Nevertheless, future Congressional action cannot be assured and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services, for which we currently are paid under the Medicare physician fee schedule, would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule. On July 1, 2009, CMS released a proposed rule which is intended to update the payment policies and rates for the Medicare physician fee schedule for calendar year 2010. CMS estimates that rates on the physician fee schedule will be reduced by approximately 21.5%. However, as noted above, Congress has typically enacted legislation each year to suspend such proposed decreases in physician fee schedule rates. Several health care reform bills being considered by Congress address Medicare payments to physicians, including reform of the physician payment formula which would result in an avoidance of the estimated 21.5% reduction in physician fee schedule rates for 2010. Additionally, as part of the proposed rule, CMS recommended changes in the relative value unit, or RVU, amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these proposed changes are estimated to result in an approximate additional 4% reduction in the revenues we derive from Medicare for those procedures reimbursed under the physician fee schedule. It is expected that a final rule on these proposals will be published on or around November 1, 2009.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three and six months ended June 30, 2009 and 2008. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For approximately half of our revenues for the three and six months ended June 30, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended June 30, 2009, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $3.7 million, of which $591,000 pertained to the three months ended March 31, 2009. During the six months ended June 30, 2009, we recorded positive changes impacting revenue by $5.1 million. In comparison, during the three months ended June 30, 2008, we recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $864,000, of which $228,000 pertained to the three months ended March 31, 2008. During the six months ended June 30, 2008, we recorded positive changes impacting revenue by $1.3 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods, we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

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

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing field sales representatives and hiring new field sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of field sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to hem /oncs to effectively market and sell our specialized diagnostic services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly.

Our sales personnel have developed and maintain close relationships with a number of healthcare professionals. In particular, our sales force focuses its efforts on developing relationships with community-based hem/oncs and other healthcare professionals who are decision makers in their offices. Our sales depend on the use of our specialized diagnostic services by these community-based hem/oncs and other healthcare professionals and successful marketing of our services depends on educating these community-based hem/oncs and other healthcare professionals as to the distinctive characteristics, benefits, high quality and value of our specialized diagnostic services as compared to those of our competitors.

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

Our revenues have grown to $45.3 million and $84.5 million for the three and six months ended June 30, 2009, respectively, up from $27.8 million and $50.1 million for the comparable periods in 2008. This growth has put significant pressure on our systems and operations. As of June 30, 2009, we employed 360 employees, including Cartesian employees and six part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

As of June 30, 2009, we leased and occupied laboratory and administrative facilities in Carlsbad, California. The facilities include one existing laboratory facility, one newly leased laboratory facility and a corporate office building, which serves as our administrative headquarters. Although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we intend to replicate our current California-based operations in a geographically different location in the future. In order to perform tenant improvements on the newly leased laboratory space in Carlsbad, CA and to later establish the backup laboratory facility in another region, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a facility. Even after the new laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. As we expand into other locations, including limited international expansion, there will be enhanced potential for logistical or other issues, including regulatory compliance issues and issues that may be specific to particular jurisdictions. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of June 30, 2009 and December 31, 2008, we had an allowance for doubtful accounts of $5.6 million and $4.1 million, respectively, which we reduced by $773,000 and $664,000, respectively, for write-offs, net of recoveries.

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

IS and telephone systems are used extensively in virtually all aspects of our business, including laboratory testing, sales, billing, customer service, logistics and management of medical data. The success of our business depends on the ability to obtain, process, analyze, maintain and manage this data and periodically enhance our IS, telephone and other systems to facilitate the continued growth of our business. Our management relies on our information systems because:

•	patient samples must be received, tracked and processed on a timely basis;

•	test results must be monitored and reported on a timely basis;

•	billings and collections for all customers must be managed efficiently and accurately;

•	third party ancillary billing services require proper tracking and reporting;

•	pricing and other information related to our services is needed by our sales force and other personnel in a timely manner to conduct business;

•	centralized procurement and test inventory management systems are required for effective test inventory management;

•	regulatory compliance requires proper tracking and reporting; and

•	proper recordkeeping is required for operating our business, regulatory compliance, managing employee compensation and other personnel matters.

•	Our business, results of operations and financial condition may be adversely affected if, among other things:

•	our IS, telephone or other systems are interrupted or fail for any extended length of time;

•	services relating to our IS, telephone or other systems are not kept current;

•	our IS, telephone or other systems become unable to support expanded operations and increased levels of business;

•	services provided by one or more of our vendors fail to operate within the expected technical parameters;

•	information is lost or unable to be restored or processed; or

•	information security is breached.

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

An important part of our business strategy is to opportunistically expand our service offerings and pursue additional technologies, collaborations and acquisitions that will enable us to accelerate the implementation of our strategic plan and to increase the number of customers we serve and the specialized diagnostic services we provide to those customers, including by way of investments in other companies, expansion into new markets, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently outsource select specialized services that we offer and we may in the future seek to acquire the necessary capabilities to provide these services internally. Although we are not currently a party to any other agreements or commitments and we have no understandings with respect to any such opportunities, we may seek to expand our services and technologies, on an opportunistic basis and as resources allow, by acquiring or in-licensing products, services, businesses or technologies that we believe are a strategic fit with our business and growth plans. Future acquisitions or in-licensing of products, services, businesses or technologies, however, may entail numerous operational and financial risks including:

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

Finally, we may devote resources to potential acquisitions, expansion efforts, in-licensing or collaboration opportunities that are never completed, acquired by others, or fail to realize the anticipated benefits of such efforts. We may not be able to successfully expand our service offerings to our community hem/onc customers and successfully provide them with new technologies and innovations. Any of these matters could disrupt our business and adversely affect our growth prospects, results of operations and financial condition, and reputation with our customers.

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

Although we incurred losses in each full fiscal year from inception to 2006, we have recovered our previous accumulated deficit of $10.6 million as of December 31, 2008, resulting in positive accumulated earnings of $3.2 million as of June 30, 2009. Although we have continued to increase our revenues and profitability, there is no guarantee that we will be able to continue our revenue growth and maintain or increase our profitability. It is possible that we may incur operating losses in the future as we expand our infrastructure, increase selling expenses and general and administrative expenses or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will be able to maintain our strong revenue growth and remain profitable or predict the extent of our future profitability or losses.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three and six months ended June 30, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

*	Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 39% and 40% of our revenues for the three and six months ended June 30, 2009, respectively, as compared to 40% for comparable periods in 2008. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

The Health Information Technology for Economic and Clinical Health Act or the HITECH Act, was signed into law on February 17, 2009, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act imposes stiffer penalties for HIPAA privacy and security violations. The Act also mandates that HHS investigate any complaints that are preliminarily determined to involve potential willful neglect. The HITECH Act heightens HIPAA enforcement by authorizing state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of municipal securities, government-sponsored enterprise securities, corporate debt securities, certificates of deposit and a single auction rate security, or ARS.

As of June 30, 2009, we held one ARS with a cost basis of $5.0 million. The ARS is classified as a long-term investment security at fair value of $3.8 million, net of a temporary impairment of $1.2 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of June 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. A new broker/dealer has yet to be identified. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, a new broker/dealer is identified and auctions resume, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.2 million as of June 30, 2009. In the meantime, the issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and substantial changes in executive compensation disclosure. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel continue to devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations, risk management (including securing director and officer liability insurance) and monitoring of public company reporting obligations. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, insurance premiums for public companies continue to increase and it continues to be more difficult and more expensive to renew director and officer liability insurance. As a result, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in September 2008 the State of California passed a law, effective January 1, 2008, to suspend California net operating losses for two-years pertaining to certain corporations doing business within California. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this does require us to pay income tax associated with our taxable income for the tax years 2008 and 2009, which our California deferred net operating loss otherwise would have reduced. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior year items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax. Furthermore, changes in accounting rules, such as increased use of fair value measures, changes in GAAP and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards could potentially have a significant effect on our reported results.

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

As of July 20, 2009, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 17% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.2 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of July 20, 2009. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 2, 2009. At the Annual Meeting, our stockholders (i) elected each of the persons listed below to serve as a Class II director of Genoptix until the 2012 Annual Meeting of Stockholders and (ii) ratified the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009.

We had 16,830,821 shares of common stock outstanding and entitled to vote as of the close of business on April 9, 2009, the record date for the Annual Meeting. At the Annual Meeting, 15,686,243 shares of common stock were present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: To elect two Class II directors to hold office until our 2012 Annual Meeting of Stockholders.

Director	Votes in Favor	Votes Withheld
Laurence R. McCarthy, Ph.D.	15,047,473	638,770
Christine A. White, M.D.	14,973,264	712,979

Proposal 2: To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009.

Votes in Favor	14,575,048
Votes Against	667,420
Abstentions	443,775

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its Stockholders.

4.3(3)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its Stockholders.

10.1	Standard Single-Tenant Office Lease, dated June 1, 2009, by and between the Registrant and Reynolds Family Trust.

10.2	Second Amendment to Standard Multi-Tenant Office Lease – Gross, dated July 1, 2009, by and between the Registrant and Allen Joseph Blackmore, Trustee.

10.3	Form of Restricted Stock Unit Award Grant Notice for Directors and related Restricted Stock Unit Award Agreement for Directors under 2007 Equity Incentive Plan.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: July 30, 2009	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)