Form 10-Q
period 2009-09-30
GENOPTIX INC
filed 2009-11-05
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 17,164,948 as of October 26, 2009.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,865	$38,108
Short-term investment securities	117,922	64,830
Accounts receivable, net of allowance for doubtful accounts of $4,948 and $4,126 at September 30, 2009 and December 31, 2008, respectively	23,529	15,604
Deferred tax asset	4,735	4,707
Other current assets	2,754	2,179

Total current assets	168,805	125,428
Property and equipment, net	12,759	12,189
Long-term investment security	3,883	3,775
Long-term deferred tax asset	2,347	2,510
Restricted cash	270	360
Other long-term assets	350	183

Total assets	$188,414	$144,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,509	$6,580
Accrued compensation	7,558	3,006
Income tax payable	95	—
Deferred revenues	1,119	365
Deferred rent	301	241

Total current liabilities	18,582	10,192
Long-term deferred rent	1,766	1,955
Other long-term liabilities	300	79

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 17,156 and 16,682 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	155,476	143,616
Treasury stock, at cost; 0 shares and no shares at September 30, 2009 and December 31, 2008, respectively	(11)	—
Accumulated other comprehensive loss	(354)	(774)
Accumulated earnings (deficit)	12,638	(10,640)

Total stockholders’ equity	167,766	132,219

Total liabilities and stockholders’ equity	$188,414	$144,445

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$50,807	$32,087	$135,294	$82,210
Cost of revenues	18,402	12,282	50,603	32,663

Gross profit	32,405	19,805	84,691	49,547
Operating expenses:
Sales and marketing	8,217	5,098	22,538	14,529
General and administrative	7,287	5,786	21,168	16,091
Research and development	522	333	1,049	1,003

Total operating expenses	16,026	11,217	44,755	31,623

Income from operations	16,379	8,588	39,936	17,924
Interest and other income	334	650	1,268	2,302

Income before income taxes	16,713	9,238	41,204	20,226
Income tax expense (benefit)	7,251	(6,190)	17,926	(5,780)

Net income	$9,462	$15,428	$23,278	$26,006

Net income per share:
Basic	$0.55	$0.93	$1.38	$1.59

Diluted	$0.53	$0.87	$1.30	$1.48

Shares used to compute net income per share:
Basic	17,089	16,535	16,909	16,336

Diluted	17,965	17,754	17,892	17,616

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$23,278	$26,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583	878
Provision for doubtful accounts	2,240	2,280
Stock-based compensation expense	7,306	5,156
Excess tax benefits from stock-based compensation awards	(3,403)	(118)
Amortization of premium (discount) on investment securities, net	458	(163)
Deferred taxes	(29)	(9,519)
Realized loss on sale of investment	—	66
Loss (gain) on sale of property and equipment	6	(10)
Changes in operating assets and liabilities:
Accounts receivable	(10,165)	(9,629)
Other current and long-term assets	(713)	(50)
Accounts payable and accrued expenses	2,922	3,075
Accrued compensation	4,552	2,443
Income taxes	3,756	2,897
Deferred revenues	754	(37)
Deferred rent	43	149

Net cash provided by operating activities	33,588	23,424

Investing activities:
Purchase of property and equipment	(3,240)	(6,961)
Proceeds from sales of property and equipment	—	21
Purchase of investment securities	(120,508)	(103,605)
Proceeds from sales and maturities of investment securities	67,434	58,100
Purchase of intangibles	(150)	—
Change in restricted cash	90	(360)

Net cash used in investing activities	(56,374)	(52,805)

Financing activities:
Proceeds from issuance of common stock, net	1,151	1,177
Excess tax benefits from stock-based compensation awards	3,403	118
Costs paid in connection with public offerings	—	(764)
Repurchase of common stock	(11)	—
Proceeds from exercise of warrants	—	35

Net cash provided by financing activities	4,543	566

Net decrease in cash and cash equivalents	(18,243)	(28,815)
Cash and cash equivalents at beginning of period	38,108	50,624

Cash and cash equivalents at end of period	$19,865	$21,809

Supplemental information:
Income taxes paid	$14,222	$842

Interest paid	$—	$5

Non-cash investing and financing activities:
Unrealized gain on investment securities, net	$584	$1,342

Capitalized tenant improvement allowance	$—	$1,285

Change in accrued purchases of property and equipment	$69	$248

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

The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages. Cartesian is the entity that employs the physicians who provide medical services on behalf of the Company. The Company has a controlling financial interest in Cartesian and consolidates the results of Cartesian in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC or the Codification, Topic 810, Consolidations (see the Recent Accounting Pronouncements in these Notes to the condensed consolidated financial statements for detailed description of the recently issued FASB ASC).

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 26, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued FASB authoritative guidance for subsequent events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009. Based on the Company’s evaluation, no material events have occurred requiring disclosure.

The condensed consolidated financial statements of the Company include the accounts of the Company, Cartesian and Genoptix, PR LLC, a wholly-owned subsidiary of the Company located in Puerto Rico. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and these notes to the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts, valuation of investment securities, long-lived assets, stock-based compensation expense and income tax. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues as required by FASB ASC Topic 605, Revenue Recognition, or ASC Topic 605, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended September 30, 2009, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $4.4 million, of which $3.1 million pertained to the six months ended June 30, 2009. During the nine months ended September 30, 2009, the Company recorded positive changes impacting revenue by $6.4 million. During the three months ended September 30, 2008, the Company recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $2.5 million, of which $1.6 million pertained to the six months ended June 30, 2008. During the nine months ended September 30, 2008, the Company recorded positive changes impacting revenue by $2.2 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to the Company’s collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. As of September 30, 2009 and December 31, 2008, the Company had uncollected accounts receivable from non-contracted payors of approximately $13.8 million and $9.1 million, respectively.

Recent Accounting Pronouncements

During the quarter ended September 30, 2009, the Company adopted FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes only two levels of accounting standards, authoritative and non-authoritative. The Codification will become the source of authoritative, non-governmental accounting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative accounting standards for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual financial periods ending after September 15, 2009. As the Codification was not intended to change or alter existing accounting standards, the adoption of this new standard did not have an impact on the Company’s condensed consolidated results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification for circumstances where a quoted market price in an active market for an identical liability is not available. In such circumstances, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. The adoption of this new standard did not have a material impact on the Company’s consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605), or ASU No. 2009-13. ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for a deliverable will be based on vender-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third party evidence is available. The standard eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This standard is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption of ASU No. 2009-13 is permitted. The Company is currently evaluating the potential impact of ASU No. 2009-13 on its condensed consolidated results of operations and financial position.

2. Net Income Per Share

The Company computes net income per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the net income or loss allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, restricted stock units, or RSUs, and unissued employee stock purchase plan, or ESPP, shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The net income per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

The following table presents a summary of the Company’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$9,462	$15,428	$23,278	$26,006

Denominator:
Weighted average shares of common stock outstanding, net - basic	17,089	16,535	16,909	16,336
Dilutive effect of common equivalent shares	876	1,219	983	1,280

Weighted average shares of common stock outstanding, net - diluted	17,965	17,754	17,892	17,616

Net income per share:
Basic	$0.55	$0.93	$1.38	$1.59

Diluted	$0.53	$0.87	$1.30	$1.48

For the three and nine months ended September 30, 2009, the Company excluded stock options of approximately 588,000 and 546,000 shares, respectively, from its dilutive common equivalent shares in its calculation of diluted net income per share because of their anti-dilutive effect. Similarly, for the three and nine months ended September 30, 2008, the Company excluded stock options of approximately 76,000 and 87,000 shares, respectively.

3. Stock-Based Compensation

The following table presents a summary of the Company’s recognized stock-based compensation expense in the condensed consolidated statements of operations:

	Three Months Ended September 30,
	2009				2008
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$562	$232	$51	$845	$318	$133	$142	$593
Sales and marketing	319	19	117	455	139	—	226	365
General and administrative	632	562	51	1,245	447	430	113	990

	$1,513	$813	$219	$2,545	$904	$563	$481	$1,948

	Nine Months Ended September 30,
	2009				2008
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$1,510	$653	$186	$2,349	$676	$335	$634	$1,645
Sales and marketing	819	58	433	1,310	317	—	1,169	1,486
General and administrative	1,769	1,618	260	3,647	852	627	546	2,025

	$4,098	$2,329	$879	$7,306	$1,845	$962	$2,349	$5,156

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense consistent with FASB ASC Topic 718, Compensation, or ASC Topic 718. The Company classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most option awards and ranges from one to four years for RSU awards. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares. The fair value of employee stock options and ESPP shares was estimated at the grant date using the following weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Grant date fair value (per share)	$14.97	$16.79	$15.36	$14.43	$10.50	$11.45	$11.10	$14.45

Assumptions:
Expected life of awards (years)	6.08	6.02	6.04	6.01	1.38	1.16	1.19	1.12
Risk-free interest rate	3.04%	3.27%	2.09%	2.92%	0.80%	2.38%	0.63%	2.83%
Volatility	49.00%	48.82%	50.41%	51.47%	44.95%	37.68%	49.28%	37.85%
Forfeitures	7.00%	7.00%	7.00%	7.00%	—	—	—	—
Dividend yield	—	—	—	—	—	—	—	—

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by ASC Topic 718. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of ASC Topic 718, incorporating the historical volatility of comparable companies within the Company’s peer group with publicly available share prices.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures, if any. For the ESPP, the Company does not utilize a separate forfeiture rate since it adjusts ESPP stock-based compensation expense to the greater of the actual employee contributions or original estimate for the remaining participants at the end of each respective purchase period.

The following table presents a summary of the Company’s outstanding, unvested stock-based awards, adjusted for estimated forfeitures and prior to income taxes:

	September 30, 2009
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)
Options	2.78	$13,733
RSUs	2.03	4,462
ESPP	1.50	427

The following table presents a summary of the Company’s equity incentive plans:

	Shares Available for Issuance Under Equity Incentive Plans	Options Outstanding				RSUs Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except years and per share amounts)
Balance at December 31, 2008	1,389	1,991	$12.23	7.38	$43,596	145	1.08	$4,953
Additional shares reserved	547	—	—			—
Granted/issued	(742)	611	30.91			132
Exercised/released	—	(363)	2.12			(61)
Cancelled	137	(113)	28.95			(24)

Balance at September 30, 2009	1,331	2,126	$18.43	7.65	$34,818	192	1.09	$6,689

Vested and expected to vest at September 30, 2009		1,956	$17.69	7.54	$33,490	165	1.00	$5,747

Exercisable at September 30, 2009		1,040	$8.53	6.32	$27,318	—	—	$—

During the nine months ended September 30, 2009, 50,000 shares were purchased under the ESPP. Additionally, on January 1, 2009, approximately 167,000 shares were automatically added to the shares authorized for issuance under the ESPP as additional shares reserved.

4. Investment Securities

The following table presents a summary of the Company’s available-for-sale investment securities:

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$51,814	$207	$(3)	$52,018
Government-sponsored enterprise securities	43,670	51	(1)	43,720
Certificates of deposit	12,528	—	—	12,528
Corporate debt securities	9,597	64	(5)	9,656

	$117,609	$322	$(9)	$117,922

Long-term investment security:
Auction rate security	$4,925	$—	$(1,042)	$3,883

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Government-sponsored enterprise securities	$38,999	$279	$(2)	$39,276
Corporate debt securities	25,918	55	(419)	25,554

	$64,917	$334	$(421)	$64,830

Long-term investment security:
Auction rate security	$5,000	$—	$(1,225)	$3,775

As of September 30, 2009, the gross unrealized losses of $9,000 on short-term investment securities primarily represent temporary impairments on the debt securities of multiple issuers, including one corporate debt security that had been in a loss position for more than twelve consecutive months. The gross unrealized loss related to this one security amounted to $5,000 as of September 30, 2009, which represented a decrease from the unrealized loss of $138,000 recorded as of December 31, 2008. The loss related to this security was due to the interest rate environment for this security, which the Company believes is improving based on increases in the fair market value of the security over the previous twelve months as it nears maturity in the first quarter of 2010. The Company does not intend to sell the security and believes it will not be required to sell the security before recovery of par value. The Company’s remaining investment securities in loss positions have been in such positions for less than twelve consecutive months and were primarily caused by negative changes in the overall economic environment.

As of September 30, 2009, the Company held one auction rate security, or ARS, with a cost basis of $4.9 million compared to $5.0 million at December 31, 2008. The ARS is classified as a long-term investment security at fair value of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security (see Note 5 in these notes to the condensed consolidated financial statements). During the three months ended September 30, 2009, the ARS was partially redeemed at par by the issuer, resulting in cash proceeds of $75,000. The Company intends to hold the ARS for an adequate period of time to allow for the full recovery of the par value. The Company believes this will exceed twelve months, and accordingly, the ARS has been classified as a long-term investment.

All impairments were recognized as temporary impairments and were recorded, net of tax, on the condensed consolidated balance sheet in accumulated other comprehensive loss. The Company had no realized gains or losses for the three or nine months ended September 30, 2009, as compared to a gross realized loss of $66,000 for the three and nine months ended September 30, 2008.

The following table presents a summary of the Company’s value of available-for-sale investment securities by contractual maturity:

	September 30, 2009
	Amortized Cost	Estimated Fair Value
	(in thousands)
Contractual maturity:
One year or less	$87,849	$87,973
One to two years	23,073	23,208
Two to three years	6,687	6,741
Greater than three years	4,925	3,883

	$122,534	$121,805

Although certain municipal securities and ARS have contractual maturities up to 20 years, the effective maturities for our available-for-sale investment securities do not exceed 31 months.

5. Fair Value Measurements

Valuation techniques used to measure fair value, as required under ASC Topic 820, must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which may be used to measure fair value, as follows:

Level 1	Real-time quoted prices in active exchange markets for identical assets or liabilities

Level 2	Other significant and readily available observable inputs for comparable instruments, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents a summary of the Company’s financial instruments subject to ASC Topic 820 measured on a recurring basis:

	Balance at September 30, 2009	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investment securities:
Municipal securities	$52,018	$—	$52,018	$—
Government-sponsored enterprise securities	43,720	—	43,720	—
Certificates of deposit	12,528	12,528	—	—
Corporate debt securities	9,656	—	9,656	—

	$117,922	$12,528	$105,394	$—

Long-term investment security:
Auction rate security	$3,883	$—	$—	$3,883

The Company’s level 1 financial instruments consist of certificates of deposit that mature in greater than 90 days from date of purchase and are each fully insured by the Federal Deposit Insurance Corporation.

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

The Company’s level 3 financial instruments consist of an ARS issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the filing of bankruptcy by the broker/dealer that managed the auction. This investment security has been valued as level 3 with unobservable inputs since its auctions began failing in February 2008. As of September 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this security will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company assumed that the issuer and underwriter would not be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (within the next 4 years) and applied a 1.0% liquidity discount. The issuer of the ARS continues to make interest payments as scheduled and has made two partial redemptions during the three months ended September 30, 2009, of which the Company benefited from one due to the lottery system used to distribute the redemption proceeds. This redemption resulted in cash proceeds to the Company of $75,000 for the three months ended September 30, 2009. As a result of the internal valuation, the Company has recorded a temporary impairment of approximately $1.0 million as of September 30, 2009 against a cost basis of $4.9 million, as compared to a temporary impairment of $1.2 million as of December 31, 2008 against a cost basis of $5.0 million.

The following table provides a summary of the Company’s change in fair value of the level 3 financial asset:

Level 3 Auction Rate Security
(in thousands)
Balance at December 31, 2008	$3,775
Transfers into level 3	—
Earned income	—
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive income (loss)	183
Net purchases (redemptions)	(75)

Balance at December 31, 2009	$3,883

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 was $7.3 million and $17.9 million, respectively. The Company’s effective tax rate of 43% and 44% for the three and nine months ended September 30, 2009, respectively, differs from the statutory rate primarily due to the impact of stock-based compensation expense.

As of June 30, 2008, the Company maintained a valuation allowance against deferred tax assets, as the Company concluded it did not meet the “more likely than not” threshold required under FASB ASC Topic 740, Income Taxes, or ASC Topic 740, to reverse the valuation allowance. During the three months ended September 30, 2008, the Company evaluated the valuation allowance and determined it was more likely than not the Company would be able to realize its net deferred tax assets through the ordinary course of business and expected future taxable income. Therefore, the Company recorded a $9.8 million tax benefit representing the release of the valuation allowance against the net deferred tax assets during the three months ended September 30, 2008. As a result, the Company’s income tax benefit for the three and nine months ended September 30, 2008 of $6.2 million and $5.8 million, respectively.

The Company’s unrecognized tax benefits were unchanged during the three and nine months ended September 30, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

In August 2009, the Internal Revenue Service, or IRS, commenced an examination of the Company’s U.S. federal income tax return for the tax year ended December 31, 2007. To date, there have been no proposed adjustments communicated to management. The Company believes its current reserves are adequate to cover any potential assessments that may result from the examination. The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are 2006 for federal income taxes and 2004 for state income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

7. Comprehensive Income

In accordance with FASB ASC Topic 220, Comprehensive Income, all components of comprehensive income are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

The following table presents a summary of the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income	$9,462	$15,428	$23,278	$26,006
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on investment securities	313	(1,217)	584	(1,342)
Deferred tax	(53)	529	(164)	529

	260	(688)	420	(813)

Comprehensive income	$9,722	$14,740	$23,698	$25,193

8. Commitments and Contingencies

Operating Leases

As of September 30, 2009, the Company leased office and laboratory space and certain equipment under various non-cancelable operating leases. Rent expense under the Company’s operating leases totaled $875,000 and $2.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $575,000 and $1.4 million for the comparable periods in 2008. The Company recognizes operating lease rent expense on a straight-line basis over the lease term.

The following table presents a summary of the Company’s future minimum lease payments as of September 30, 2009:

Operating Leases
(in thousands)
2009	$954
2010	3,662
2011	3,726
2012	3,061
2013	2,406
Thereafter	2,834

Total future minimum lease payments	$16,643

9. Treasury Stock

The Company repurchased shares of common stock issued to certain directors under their RSU agreement for the purpose of satisfying the director’s tax obligations created by the vesting of their RSUs. For the three and nine months ended September 30, 2009, the Company repurchased 374 shares representing a total value of $11,000. No repurchase of shares occurred during the three and nine months ended September 30, 2008. The Company accounted for these share purchases as treasury stock transactions using the cost method. The value of the withheld shares was classified as treasury stock as a reduction in stockholders’ equity on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2008 and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 26, 2009. Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASS and CHART. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three and nine months ended September 30, 2009 and 2008, included our COMPASS or CHART service offerings.

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

•

support our sales and marketing efforts by hiring and retaining Cartesian Medical Group, or Cartesian, hempaths and additional laboratory resources to continue to provide high-quality, specialized diagnosic services;

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

Additionally, billing for diagnostic services is highly complex. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

We believe the key challenges in being able to continue to increase our market share, revenues and profitability are our ability to continue to hire and retain qualified field sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to scale our internal infrastructure, our ability to maintain and strengthen our relationships with our hem/onc customers and our ability to continue to improve our operational, financial and management controls, and reporting systems and procedures.

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

We have also been building a team of business and corporate development employees to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of hem/onc customers we serve and/or expand the services we provide to them, by way of investments in other companies, expansion into new markets, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance and name recognition and reputation among hem/oncs, and potentially provide us with early access to new technologies available for commercialization.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, valuation of investment securities, long-lived assets, income taxes and stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe there have been no significant changes during the three and nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

The following table presents a summary of the condensed consolidated statements of operations as percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(% of revenues)		(% of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	36%	38%	37%	40%

Gross profit	64%	62%	63%	60%
Operating expenses:
Sales and marketing	16%	16%	17%	18%
General and administrative	14%	18%	16%	20%
Research and development	1%	1%	1%	1%

Total operating expenses	32%	35%	33%	38%

Income from operations	32%	27%	30%	22%
Interest and other income	1%	2%	1%	3%

Income before income taxes	33%	29%	30%	25%
Income tax expense (benefit)	14%	-19%	13%	-7%

Net income	19%	48%	17%	32%

Revenues

Revenues consist primarily of payments or reimbursements for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and nine months ended September 30, 2009 and 2008.

For both the three and nine months ended September 30, 2009, we derived approximately 59% of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 40% for both periods from Medicare and Medicaid; and the remaining approximate 1% for both periods from other sources. For the three and nine months ended September 30, 2008, we derived approximately 62% and 60%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; approximately 37% and 39%, respectively, from Medicare and Medicaid during each period; and the remaining approximate 1% from other sources. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, after July 1, 2009, the freeze on the clinical laboratory fee schedule is updated using the percentage increase for the CPI from the previous 12-month (measured July through June) period minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year over year decline of 1.4%. This implies that clinical laboratories will receive a 1.9% rate decrease from Medicare in 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the anticipated reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

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

As for calendar year 2010, on October 30, 2009, CMS released a final rule with comment period which is intended to update the payment policies and rates for the Medicare physician fee schedule for calendar year 2010. Unless there is legislative intervention, the 2010 final rule provides that CMS will implement a 21.2% reduction to the conversion factor applicable to the physician fee schedule for calendar year 2010. However, as noted above, Congress has typically enacted legislation each year to suspend such proposed decreases in physician fee schedule rates. Several health care reform bills being considered by Congress address Medicare payments to physicians, including reform of the physician payment formula which would result in an avoidance of the 21.2% reduction to the conversion factor for 2010.

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

Additionally, as part of the final rule with comment period, CMS has implemented changes in the practice expense relative value unit amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these proposed changes to the physician fee schedule (assuming the 21.2% reduction to the conversion factor discussed above is not implemented for 2010), in conjunction with the proposed clinical fee schedule rate decrease discussed above, are estimated to result in an approximate 1% reduction in the 2010 Medicare reimbursement per case.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Revenues(1) (in thousands)	$50,807	$32,087	58%	$135,294	$82,210	65%
Number of cases	14,735	10,168	45%	41,839	27,330	53%
Revenues per case	$3,448	$3,156	9%	$3,234	$3,008	8%

(1)	During the three months ended September 30, 2009, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $4.4 million, of which $3.1 million pertained to the six months ended June 30, 2009. During the nine months ended September 30, 2009, we recorded positive changes impacting revenue by $6.4 million. In comparison, during the three months ended September 30, 2008, we recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.5 million, of which $1.6 million pertained to the six months ended June 30, 2008. During the nine months ended September 30, 2008, we recorded positive changes impacting revenue by $2.2 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. We expect to continue to have strong billing and collection efforts, but these adjustments could fluctuate both favorably and unfavorably in future periods.

Revenues increased to $50.8 million and $135.3 million for the three and nine months ended September 30, 2009, respectively, from $32.1 million and $82.2 million for the comparable periods in 2008 (inclusive of the changes in prior period accounting estimates noted above). The increase of $18.7 million, or 58%, and $53.1 million, or 65%, for the three and nine months ended September 30, 2009, respectively, as compared to the comparable periods in 2008, was primarily due to case volume increases of 45% and 53%, respectively; revenue per case increases of $292 and $226, or 9% and 8%, respectively; better than expected collections on our non-contracted business as reflected by the changes in accounting estimates, as discussed above; and a net increase in Medicare reimbursement rates for our key service offerings. Case volumes, and therefore revenues, have increased during the three and nine months ended September 30, 2009, primarily as a result of a 29% increase in our field sales representatives from 52 at September 30, 2008 to 67 at September 30, 2009. In addition, we have expanded our sales administration and management personnel from two at September 30, 2008 to fourteen at September 30, 2009. The expansion of our sales team has enabled us to penetrate more accounts over a wider geographic area, increase our customer base and further focus our sales representatives on in-person customer visits. Sales force productivity during the three and nine months ended September 30, 2009 increased primarily as a result of more efficient selling efforts, enhanced recognition of Genoptix in the market, smaller geographies per sales representative, price increases and expanded service offerings.

Cost of Revenues

Cost of revenues consists of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense) of our Cartesian hempaths, licensed technicians, clinical service coordinators and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes and revenues increase. We expect that our cost of revenues will continue to increase as we hire additional Cartesian hempaths, technicians and support personnel; expand into additional laboratory space; incur increased outside laboratory costs; and spend additional funds on supplies to support anticipated increases in case volumes and revenues.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Cost of revenues (in thousands)	$18,402	$12,282	50%	$50,603	$32,663	55%
Cost of revenues (% of revenues)	36%	38%		37%	40%
Number of cases	14,735	10,168	45%	41,839	27,330	53%
Cost of revenues per case	$1,249	$1,208	3%	$1,209	$1,195	1%

Cost of revenues increased to $18.4 million and $50.6 million for the three and nine months ended September 30, 2009, respectively, from $12.3 million and $32.7 million for the comparable periods in 2008. As a percentage of revenue, cost of revenues for the three and nine months ended September 30, 2009 decreased to 36% and 37%, respectively, from 38% and 40% for the comparable periods in 2008, despite increased facility costs due to our expanded laboratory capacity, stock-based compensation expense and payroll-related expenses associated with the hiring of laboratory personnel and Cartesian physicians. This improvement is primarily attributable to higher revenues, leveraging our fixed costs, gaining efficiencies with our in-house processes, and supplier discounts on direct materials. These, in addition to favorable changes in revenue accounting estimates from prior periods as noted above under revenues, have resulted in increased gross margins for the three and nine months ended September 30, 2009 of 64% and 63%, respectively, from 62% and 60% for the comparable periods in 2008. Stock-based compensation expense as a component of cost of revenues was $845,000 and $2.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $593,000 and $1.6 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was consistently 2% of revenues for the three and nine months ended September 30, 2009 and 2008.

Sales and Marketing Expenses

Sales and marketing expenses relate to sales management, field sales representatives, marketing, business and corporate development, contracts and managed care, and customer service consisting of primarily employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation expense and related travel costs for our field sales representatives) and facilities, information technology and related depreciation, provision for doubtful accounts, and other administrative-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional field sales representatives, sales management, marketing and corporate development personnel as part of our growth strategy.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Sales and marketing (in thousands)	$8,217	$5,098	61%	$22,538	$14,529	55%
Sales and marketing (% of revenues)	16%	16%		17%	18%

Sales and marketing expenses increased to $8.2 million and $22.5 million for the three and nine months ended September 30, 2009, respectively, from $5.1 million and $14.5 million for the comparable periods in 2008. The increase of $3.1 million, or 61%, and $8.0 million, or 55%, for the three and nine months ended September 30, 2009, respectively, from the comparable periods in 2008, were primarily due to incremental increases of $2.2 million and $5.6 million, respectively, for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel), $333,000 and $1.4 million, respectively, for facility, equipment and other cost increases and allocations due to the increased number of sales representatives, sales managers, field based managed care personnel, corporate and business development and customer service personnel that we have hired to drive and support our revenue growth and explore new opportunities. The number of sales employees increased from 54, including two administrative and management personnel, as of September 30, 2008 to 81, including fourteen administrative and management personnel, at September 30, 2009. As a percentage of revenues, sales and marketing expenses have remained consistent at 16% for the three months ended September 30, 2009 and 2008 and decreased to 17% for the nine months ended September 30, 2009 from 18% for the comparable period in 2008, due to higher revenues and improved efficiencies with expanded geographic coverage, offset by the incremental expense attributable to the added sales management. Stock-based compensation expense as a component of sales and marketing expenses was $455,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $365,000 and $1.5 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was consistently 1% of revenues for the three and nine months ended September 30, 2009, as compared to 1% and 2%, respectively, for the comparable periods in 2008.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense), professional services, and depreciation and administrative-related costs allocated to general and administrative expenses. We anticipate an absolute dollar increase in our general and administrative expenses as we add personnel; increase our billing and collections efforts; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
General and administrative (in thousands)	$7,287	$5,786	26%	$21,168	$16,091	32%
General and administrative (% of revenues)	14%	18%		16%	20%

General and administrative expenses increased to $7.3 million and $21.2 million for the three and nine months ended September 30, 2009, respectively, from $5.8 million and $16.1 million for the comparable periods in 2008. The increase of $1.5 million, or 26%, and $5.1 million, or 32%, for the three and nine months ended September 30, 2009, respectively, as compared to the comparable periods in 2008, was primarily due to incremental increases of $1.8 million and $5.0 million, respectively, for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel) and $589,000 and $1.4 million, respectively, for legal, insurance and consulting costs. These incremental increases were offset by $160,000 and $1.4 million for the three and nine months ended September 30, 2009, respectively, due to allocations to cost of revenues and sales and marketing associated with our facility and equipment improvements and deployment of previously undeveloped space within our existing facility. In addition, incremental offsets of $811,000 and $40,000 for the three and nine months ended September 30, 2009, respectively, were due to decreased provision for doubtful accounts due to improved collections over time. Employee-related costs increased as a result of the general and administrative headcount increasing 44% from 59 at September 30, 2008 to 85 at September 30, 2009 in support of increased billing and collection efforts and overall company growth. We have also increased our infrastructure requirements and are actively expanding our information systems and facilities while implementing corporate initiatives. Legal and consulting expenses increased as a result of regulatory initiatives, increased contract management and ongoing development and maintenance of our compliance programs. In addition, we recorded a provision for doubtful accounts at a rate of approximately 0% and 2% of revenues for the three and nine months ended September 30, 2009, respectively, as compared to 3% for both periods in 2008. During the three and nine months ended September 30, 2009, we recorded $10,000 and $2.2 million, respectively, of provision for doubtful accounts, as compared to $822,000 and $2.3 million for the comparable periods in 2008. The decrease in our provision for doubtful accounts for the three months ended September 30, 2009 is due to stronger than expected collections on previously reserved accounts. Going forward, we expect our provision for doubtful accounts to be approximately 2% of revenues. As a percentage of revenues, general and administrative expenses have decreased to 14% and 16% for the three and nine months ended September 30, 2009, respectively, from 18% and 20% for the comparable periods in 2008 due to higher revenues, lower provision for doubtful accounts requirements and increased leverage of our administrative functions as the company grows. Stock-based compensation expense as a component of general and administrative expenses was $1.2 million and $3.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $990,000 and $2.0 million for the comparable periods in 2008. As a percentage of revenue, stock-based compensation expense was 2% and 3% of revenues for the three and nine months ended September 30, 2009, respectively, as compared to 3% for both the comparable periods in 2008.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2009 decreased to $334,000 and $1.3 million, respectively, from $650,000 and $2.3 million for the comparable periods in 2008, primarily due to lower investment returns and the partial shift in our investment portfolio into tax exempt municipal securities that will assist in lowering our effective tax rate. We intend to continue to manage our investment securities to minimize the overall risk and maximize our returns.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax expense (benefit) (in thousands)	$7,251	$(6,190)	$17,926	$(5,780)
Effective tax rate	43%	-67%	44%	-29%

Our effective tax rate for the three and nine months ended September 30, 2009 was 43% and 44%, respectively. Our effective tax rate for the three and nine months ended September 30, 2009 differs from the statutory rate primarily due to the impact of stock-based compensation expense. In comparison, during the three months ended September 30, 2008, we reversed a valuation allowance against deferred tax assets, which we previously concluded did not meet the “more likely than not” threshold required under ASC Topic 740. The income tax benefit for the three and nine months ended September 30, 2008 was $6.2 million and $5.8 million, respectively.

Due to our sustained profitability, we estimate our future effective tax rate to be approximately 44% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

The following table presents a summary of our liquidity and cash flows:

	September 30, 2009	December 31, 2008
	(in thousands)
Cash, cash equivalents and short-term investment securities	$137,787	$102,938

Working capital	$150,223	$115,236

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$33,588	$23,424
Investing activities	(56,374)	(52,805)
Financing activities	4,543	566

Net decrease in cash and cash equivalents	$(18,243)	$(28,815)

As of September 30, 2009, we had $137.8 million in cash, cash equivalents and short-term investments, consisting primarily of money market funds, municipal securities, government-sponsored enterprise securities, certificates of deposit and corporate debt securities. We have established guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal and maintaining liquidity while maximizing our returns. Our certificates of deposit are fully insured by the Federal Deposit Insurance Corporation, or FDIC.

Our primary ongoing sources of cash are cash receipts on accounts receivable from our revenues and proceeds from common stock issuances. Net cash collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. As of September 30, 2009 and 2008, our DSO was 51 days and 56 days, respectively.

Our primary uses of cash and investments are to fund operating expenses, the acquisition of property and equipment and income tax payments. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment generally consist of purchases of facility improvements, laboratory equipment and computer hardware and software. Income tax payments consist of federal and state payments of an approximately 44% effective tax rate, since the majority of our net operating losses and other credits have been exhausted.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2009 and 2008 was $33.6 million and $23.4 million, respectively. For the nine months ended September 30, 2009 as compared to September 30, 2008, the net incremental increase of $10.2 million was primarily due to incremental increases of $9.5 million of deferred taxes due to a release of our valuation allowance against our net deferred tax asset in the prior year; an additional $2.2 million of stock-based compensation expense due to increase in headcount; an increase of $2.1 million in accrued compensation due to timing of payouts; a $791,000 change in deferred revenue cash in-flows; and a incremental increase in the amortization of premium on investment securities of $621,000. These are offset by additional non-cash changes that incrementally decreased net income by $2.7 million primarily due to increases in our operating costs adjusted for incremental operating changes such as an additional $2.4 million of excess tax benefits from stock-based compensation awards related to disqualifying dispositions on stock-based compensation awards categorized as a financing activity; an incremental decrease of $536,000 to accounts receivable as a result of increased revenue and the associated timing of collection efforts; and incremental decreases of $922,000 of deferred rent, other current and long-term assets, and accounts payable and accrued expenses due to timing of payouts.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 and 2008 was $56.4 million and $52.8 million, respectively. This primarily pertains to an incremental increase of $7.6 million of net purchases of investment securities based on timing of purchases and sales, which is offset by a decrease in purchases of property and equipment of $3.7 million.

Financing Activities

For the nine months ended September 30, 2009 and 2008, net cash of $4.5 million and $566,000, respectively, was provided by financing activities. The incremental increase primarily pertains to $3.3 million of excess tax benefits related to disqualifying dispositions on stock-based compensation awards during the nine months ended September 30, 2009 and a change of $764,000 related to costs paid during the nine months ended September 30, 2008 in conjunction with our public offering in March 2008.

Liquidity Restrictions

As of September 30, 2009, we held one auction rate security, or ARS, with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements).

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

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of September 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.0 million as of September 30, 2009. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or until the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of September 30, 2009, we had total restricted cash of $270,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2011.

Income Tax

As of September 30, 2009, most remaining and available federal and state income tax net operating losses and other credits have been utilized, which will result in increased income tax payments that will decrease our cash flows from operations. As of December 31, 2008, we had state tax net operating loss carryforwards of approximately $27.1 million. However, California has suspended any usage of its state tax net operating loss carryforward until 2010, which will cause us to be fully taxed in California without the benefit of net operating loss credits until 2010. Subsequently, the state net operating losses will begin to expire in 2010.

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

Capital Resources

We believe that our cash, cash equivalents and short-term investment securities as of September 30, 2009, combined with our positive cash flows from operations, will be adequate to fund our planned growth and operating activities in the foreseeable future.

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

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate, we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of September 30, 2009, we did not have any outstanding debt. We do not anticipate having to obtain any debt financing in the near future.

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

In June 2009, we entered into a six-year operating lease beginning June 1, 2009 for an additional 44,000 square feet of office and laboratory space in Carlsbad, California, into which we will expand our current laboratory facilities as of the date of substantial completion of improvements, estimated to occur in early 2010. The lease contains one four-year extension option and is subject to annual rent increases. The non-cancellable future minimum payments under the lease total approximately $133,000, $451,000, $465,000, $479,000, $493,000 and $864,000 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, after July 1, 2009, the freeze on the clinical laboratory fee schedule is updated using the percentage increase for the CPI from the previous 12-month period (measured July thru June) minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year-over-year decline of 1.4%. This implies that clinical laboratories will receive a 1.9% rate decrease from Medicare in 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the anticipated reduction in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted RVUs for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in recent years, Congress has intervened multiple times to freeze or increase the conversion factor. The Medicare Improvements for Patient and Providers Act of 2008 included a provision for a 1.1% update to the conversion factor for calendar year 2009. Additionally, the budget neutrality adjustor was reduced by approximately 6.4% and shifted from being an RVU adjustor to being a conversion factor adjustor. The resulting conversion factor for 2009 is therefore approximately 5% lower than the 2008 conversion factor. However, the aforementioned shift of the budget neutrality adjustor to the conversion factor had the impact of increasing the calculated RVUs for each procedure. Consequently, this shift of the budget neutrality adjustor, along with other annual RVU updates, resulted in an increase of approximately 6.8% on the procedures that we perform under the Medicare physician fee schedule in 2009.

As for calendar year 2010, on October 30, 2009, CMS released a final rule with comment period which is intended to update the payment policies and rates for the Medicare physician fee schedule for calendar year 2010. Unless there is legislative intervention, the 2010 final rule provides that CMS will implement a 21.2% reduction to the conversion factor applicable to the physician fee schedule for calendar year 2010, which could lead to a significant decrease in payment levels. However, as noted above, Congress has typically enacted legislation each year to suspend such proposed decreases in physician fee schedule rates. Several health care reform bills being considered by Congress address Medicare payments to physicians, including reform of the physician payment formula which would result in an avoidance of the 21.2% reduction in the conversion factor for 2010.

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

Additionally, as part of the final rule with comment period, CMS has implemented changes in the practice expense relative value unit amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these proposed changes to the physician fee schedule (assuming the 21.2% reduction to the conversion factor discussed above is not implemented for 2010), in conjunction with the proposed clinical fee schedule rate decrease discussed above, are estimated to result in an approximate 1% reduction in the 2010 Medicare reimbursement per case.

The Medicare Modernization Act of 2003 mandated creation of Medicare Administrative Contractors, or MACs, replacing the system of fiscal intermediaries who oversee fee-for-service claims for the Medicare Part A and Part B programs. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCD, was based on the principal of “least restrictive.” New LCD’s related to our specialized diagnostic services were introduced as a result of the consolidation process, while others were retired, which may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in or denials for reimbursement that could have an adverse impact on us and our results of operations.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three and nine months ended September 30, 2009 and 2008. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as in-network in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable out-of-network patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as in-network, thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For approximately half of our revenues for the three and nine months ended September 30, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended September 30, 2009, we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $4.4 million, of which $3.1 million pertained to the six months ended June 30, 2009. During the nine months ended September 30, 2009, we recorded positive changes impacting revenue by $6.4 million. In comparison, during the three months ended September 30, 2008, we recorded similar positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $2.5 million, of which $1.6 million pertained to the six months ended June 30, 2008. During the nine months ended September 30, 2008, we recorded positive changes impacting revenue by $2.2 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, as well as increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods and changes in reimbursement policies by certain payors. Because a substantial portion of our revenues is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods, we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

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

Our revenues have grown to $50.8 million and $135.3 million for the three and nine months ended September 30, 2009, respectively, up from $32.1 million and $82.2 million for the comparable periods in 2008. This growth has put significant pressure on our systems and operations. As of September 30, 2009, we employed 417 employees, including Cartesian employees and seven part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

As of September 30, 2009, we leased and occupied laboratory and administrative facilities in Carlsbad, California. The facilities include one existing laboratory facility, one newly leased laboratory facility and a corporate office building, which serves as our administrative headquarters. Although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we may replicate our current California-based operations in a geographically different location in the future. In order to perform tenant improvements on the newly leased laboratory space in Carlsbad, CA and to later establish a backup laboratory facility in another region, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a facility. Even after the new laboratory facility is operational; it may take time for us to derive the same economies of scale as in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. As we expand into other locations, including limited international expansion, there will be enhanced potential for logistical or other issues, including regulatory compliance issues and issues that may be specific to particular jurisdictions. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of September 30, 2009 and December 31, 2008, we had an allowance for doubtful accounts of $5.0 million and $4.1 million, respectively, which we reduced by $1.4 million and $611,000, respectively, for write-offs, net of recoveries.

*	We or our suppliers and/or manufacturers may be subject to litigation relating to, among other things, payor and customer disputes, regulatory actions, professional liability, intellectual property, employee-related matters, product liability and other potential claims, which could adversely affect our business.

We or our suppliers and/or manufacturers may become subject in the ordinary course of business to material litigation related to, among other things, payor or customer disputes, professional liability, regulatory actions, intellectual property, employee-related matters, product liability and other potential claims, as well as investigations and audits by governmental agencies and governmental payors relating to the specialized diagnostic services we provide or other aspects of our business. Responding to these types of claims, investigations or audits, regardless of their merit, could result in significant expense and divert the time, attention and resources of our management. Legal actions could result in substantial monetary damages, fines and penalties as well as significant harm to our reputation with community-based hem/oncs and other healthcare professionals and with payors, which could adversely affect our business, financial condition and results of operations.

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

We incurred losses in each full fiscal year from inception to 2006, and have recovered our maximum accumulated deficit of $55.3 million as of December 31, 2006, resulting in accumulated earnings of $12.6 million as of September 30, 2009. This is compared to an accumulated deficit of $10.6 million as of December 31, 2008. Although we have continued to increase our revenues and profitability, there is no guarantee that we will be able to continue our revenue growth and maintain or increase our profitability. It is possible that we may incur operating losses in the future as we expand our infrastructure, increase selling expenses and general and administrative expenses or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will be able to maintain our strong revenue growth and remain profitable or predict the extent of our future profitability or losses.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in the near term, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

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

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, including amendments thereto by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and analogous state laws;

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

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws or regulations, or the public announcement that we are being investigated or audited for possible violations of these laws or regulations, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations and financial condition.

In August 2009, the Internal Revenue Service, or IRS, commenced an examination of our U.S. federal income tax return for the tax year ended December 31, 2007. To date, there are no proposed adjustments that will have a material effect on our financial results. Although we believe current reserves are adequate to cover any potential assessments that may result from the examination, it is possible that we may be required to pay additional U.S. federal income tax or be subject to fines or penalties. We are subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are 2006 for federal income taxes and 2004 for state income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

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

•

the federal False Claims Act that prohibits individuals or entities from knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent and knowingly concealing or knowingly improperly avoiding or decreasing an obligation to pay or transmit money to the federal government;

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three and nine months ended September 30, 2009 and 2008, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if he or she would have selected an in-network provider. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

In addition, certain federal Anti-Kickback Statute safe harbors and certain exceptions to the Stark Law exist to promote the adoption of electronic health records, or EHR Systems, by physician offices. These safe harbors/exceptions may be modified or eliminated and may not provide adequate protection for companies relying on such provisions. Should we choose to rely on these safe harbors/exceptions to assist any physician customers with the purchase of an EHR System, we may not, in all cases, meet all of the necessary criteria for protection. In addition to the added cost of providing EHR System assistance to physician practices, a successful challenge to any potential use of the safe harbors and exceptions could adversely affect our business, operations and reputation.

*	Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 40% of our revenues for the three and nine months ended September 30, 2009, as compared to 37% and 39% for comparable periods in 2008. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, was signed into law on February 17, 2009, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act imposes stiffer penalties for HIPAA privacy and security violations. The Act also mandates that HHS investigate any complaints that are preliminarily determined to involve potential willful neglect. The HITECH Act heightens HIPAA enforcement by authorizing state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of municipal securities, government-sponsored enterprise securities, corporate debt securities, certificates of deposit and a single ARS.

As of September 30, 2009, we held one ARS with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security (see Note 5 in the notes to the condensed consolidated financial statements). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of September 30, 2009, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.0 million as of September 30, 2009. In the meantime, the issuer continues to pay the interest as scheduled and have had two redemptions and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

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

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in September 2008 the State of California passed a law, effective January 1, 2008, to suspend California net operating losses for two-years pertaining to certain corporations doing business within California. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this does require us to pay income tax associated with our taxable income for the tax years 2008 and 2009, which our California deferred net operating loss otherwise would have reduced. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior year items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax. Furthermore, changes in accounting rules, such as increased use of fair value measures, changes in accounting principles generally accepted in the U.S. and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards could potentially have a significant effect on our reported results.

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

As of October 26, 2009, our executive officers, directors and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 22% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 701 under the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject in the case of shares of our common stock held by affiliates to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately $1.2 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of October 26, 2009. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by the Company	Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 1, 2009 through September 30, 2009	374	$30.39	$11,366	—
August 1, 2009 through August 31, 2009	—	—	—	—
July 1, 2009 through July 31, 2009	—	—	—	—

Total	374	$30.39	$11,366

(1)	The shares repurchased by us during the months listed above represent shares that were repurchased from our directors who elected, at the time of grant and pursuant to the terms of their Restricted Stock Unit Award Agreements under our 2007 Equity Incentive Plan, to sell us shares of our common stock underlying said RSUs, at a price per share equal to the fair market value of a share of our common stock on the vesting date, for the purpose of satisfying the tax obligation created by the vesting of such RSUs.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated May 9, 2005, by and among the Registrant and certain of its Stockholders.

4.3(3)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated August 3, 2005, by and among the Registrant and certain of its Stockholders.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: November 5, 2009	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)