Form 10-Q
period 2010-03-31
GENOPTIX INC
filed 2010-05-06
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 17,517,296 as of April 30, 2010.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,147	$27,945
Short-term investment securities	114,247	113,049
Accounts receivable, net of allowance for doubtful accounts of $6,226 and $5,387 at March 31, 2010 and December 31, 2009, respectively	35,386	27,707
Income tax receivable	2,588	—
Deferred tax asset	5,406	5,406
Other current assets	3,181	3,320

Total current assets	178,955	177,427
Property and equipment, net	25,432	13,826
Restricted cash	270	270
Long-term investment security	3,882	3,786
Long-term deferred tax asset	1,795	1,800
Other long-term assets	1,830	346

Total assets	$212,164	$197,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,951	$8,322
Accrued compensation	5,724	4,667
Income tax payable	97	1,557
Deferred revenues	1,195	1,225
Deferred rent	359	331

Total current liabilities	20,326	16,102
Long-term deferred rent	1,721	1,732
Other long-term liabilities	112	117

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 17,468 and 17,276 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	165,230	160,064
Treasury stock, at cost; 1 shares held at March 31, 2010 and December 31, 2009	(37)	(25)
Accumulated other comprehensive loss	(537)	(546)
Accumulated earnings	25,332	19,994

Total stockholders’ equity	190,005	179,504

Total liabilities and stockholders’ equity	$212,164	$197,455

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$47,399	$39,189
Cost of revenues	18,791	15,429

Gross profit	28,608	23,760
Operating expenses:
Sales and marketing	10,257	6,990
General and administrative	8,641	6,390
Research and development	346	240

Total operating expenses	19,244	13,620

Income from operations	9,364	10,140
Interest and other income	268	501

Income before income taxes	9,632	10,641
Income tax expense	4,294	4,699

Net income	$5,338	$5,942

Net income per share:
Basic	$0.31	$0.35

Diluted	$0.29	$0.33

Shares used to compute net income per share:
Basic	17,369	16,747

Diluted	18,186	17,836

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$5,338	$5,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921	793
Provision for doubtful accounts	1,277	1,022
Stock-based compensation expense	3,131	2,311
Excess tax benefits from stock-based compensation awards	(1,875)	(1,022)
Amortization of premium (discount) on investment securities, net	583	(81)
Deferred taxes	—	(28)
Loss on sale of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	(8,956)	(9,999)
Other current and long-term assets	149	87
Accounts payable and accrued expenses	1,923	948
Accrued compensation	1,057	1,051
Income taxes	(2,174)	3,771
Deferred revenues	(30)	479
Deferred rent	74	1

Net cash provided by operating activities	1,418	5,281

Investing activities:
Purchase of property and equipment	(9,876)	(1,628)
Purchase of investment securities	(29,983)	(48,099)
Proceeds from sales and maturities of investment securities	28,120	29,344
Purchase of intangibles	(1,500)	(150)

Net cash used in investing activities	(13,239)	(20,533)

Financing activities:
Proceeds from issuance of common stock	544	133
Issuance of restricted stock units	(384)	(328)
Excess tax benefits from stock-based compensation awards	1,875	1,022
Repurchase of common stock	(12)	—

Net cash provided by financing activities	2,023	827

Net decrease in cash and cash equivalents	(9,798)	(14,425)
Cash and cash equivalents at beginning of period	27,945	38,108

Cash and cash equivalents at end of period	$18,147	$23,683

Supplemental information:
Income taxes paid	$6,478	$958

Non-cash investing and financing activities:
Unrealized gain on investment securities, net	$14	$24

Change in accrued purchases of property and equipment	$2,702	$(452)

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

The Company provides its medical services through Cartesian Medical Group, or Cartesian, an entity that it manages. Cartesian is the entity that employs the physicians who provide medical services on behalf of the Company. The Company has a controlling financial interest in Cartesian and consolidates the results of Cartesian in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidations.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 25, 2010. The Company has evaluated subsequent events that have occurred after the date of the accompanying condensed consolidated financial statements and has determined that no material events have occurred requiring disclosure.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended March 31, 2010 and 2009, the Company recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased its revenues by $1.0 million and $2.0 million, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to the Company’s collection processes, changes in reimbursement policies by certain payors and increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. As of March 31, 2010 and December 31, 2009, the Company had uncollected accounts receivable from non-contracted payors of $21.2 million and $17.0 million, respectively.

Recent Accounting Pronouncements

During the quarter ended March 31, 2010, the Company adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605), or ASU No. 2009-13. ASU No. 2009-13 established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for a deliverable will be based on vender-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third party evidence is available. The standard eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This standard is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption of ASU No. 2009-13 is permitted. The Company adopted this guidance on a prospective basis at the beginning of the first quarter of 2010. Prospective application requires the Company to apply the guidance to new arrangements entered into or arrangements that have been materially modified since January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

During the quarter ended March 31, 2010, the Company adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of the first quarter of 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

During the quarter ended March 31, 2010, the Company adopted ASU No. 2010-09, Subsequent Events, which amended the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company beginning in the first quarter of 2010. The amendment was effective and adopted by the Company in February 2010. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

2. Selected Condensed Consolidated Balance Sheets Detail

Investment Securities

The following tables present a summary of the Company’s available-for-sale investment securities:

	March 31, 2010 (unaudited)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$60,786	$170	$(2)	$60,954
Government-sponsored enterprise securities	29,959	29	(9)	29,979
Corporate debt securities	15,965	10	(3)	15,972
U.S. treasury securities	6,808	2	—	6,810
Certificate of deposit	530	2	—	532

	$114,048	$213	$(14)	$114,247

Long-term investment security:
Auction rate security	$4,925	$—	$(1,043)	$3,882

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$52,619	$212	$—	$52,831
Government-sponsored enterprise securities	45,677	39	(12)	45,704
Corporate debt securities	7,100	43	(1)	7,142
U.S. treasury securities	6,842	—	(3)	6,839
Certificate of deposit	530	3	—	533

	$112,768	$297	$(16)	$113,049

Long-term investment security:
Auction rate security	$4,925	$—	$(1,139)	$3,786

As of March 31, 2010, the gross unrealized losses of $14,000 on short-term investment securities primarily represent temporary impairments on the government-sponsored enterprise securities of multiple issuers, which have been in loss positions for less than 12 consecutive months and were primarily caused by negative changes in the overall economic environment.

As of March 31, 2010 and December 31, 2009, the Company held a single auction rate security, or ARS, with a cost basis of $4.9 million. As of March 31, 2010, the ARS was classified as a long-term investment security at fair value of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security, as compared to a fair value of $3.8 million at December 31, 2009, net of a temporary impairment of $1.1 million (see Note 3 in these notes to the condensed consolidated financial statements). During the year ended December 31, 2009, the ARS was partially redeemed at par by the issuer, resulting in cash proceeds of $75,000. The Company intends to hold the ARS for an adequate period of time to allow for the full recovery of the par value. The Company believes this will exceed 12 months, and accordingly, the ARS has been classified as an available-for-sale, long-term investment.

All impairments were recognized as temporary impairments and were recorded, net of tax, on the condensed consolidated balance sheet in accumulated other comprehensive loss. The Company had no realized gains or losses for the three months ended March 31, 2010 and 2009.

The following table presents a summary of the Company’s available-for-sale investment securities by contractual maturity:

	March 31, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Contractual maturity:
One year or less	$64,580	$64,636
One to two years	23,967	24,097
Two to three years	5,111	5,124
Greater than three years	25,315	24,272

	$118,973	$118,129

Although certain municipal securities and ARS have contractual maturities up to 39 years, the effective maturities for our available-for-sale investment securities do not exceed 31 months.

Property and Equipment

The following table presents a summary of the Company’s property and equipment:

	March 31, 2010 (unaudited)	December 31, 2009
	(in thousands)
Land	$3,127	$—
Leasehold improvements	6,576	6,568
Machinery and equipment	6,294	5,770
Computers and software	5,306	4,996
Furniture and fixtures	1,891	1,868
Construction in process	9,764	1,186

	32,958	20,388
Accumulated depreciation and amortization	(7,526)	(6,562)

	$25,432	$13,826

Depreciation expense of $972,000 and $845,000 was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009, respectively.

The Company capitalizes tenant improvements related to landlord lease incentives as property and equipment with an offsetting credit to deferred rent. The Company is amortizing the lease incentives, recorded as deferred rent, on a straight-line basis over the term of the lease. Amortization related to capitalized tenant improvements amounted to $57,000 for the three months ended March 31, 2010 and 2009, which was recorded as an offset to depreciation and amortization in the condensed consolidated statement of operations.

During the three months ended March 31, 2010, the Company entered into a purchase agreement to acquire 44,000 square feet of space in Carlsbad, California to be used for laboratory space. The building and related land were purchased for $7.6 million. The building is undergoing improvements and is classified as construction in process in the table above. The building is expected to be placed in service during the second quarter of 2010.

Other Long-term Assets

The following table presents a summary of the Company’s other long-term assets:

	March 31, 2010 (unaudited)	December 31, 2009
	(in thousands)
Intangible assets	$1,700	$200
Accumulated amortization	(53)	(47)

Intangible assets, net	1,647	153
Long-term prepaid expenses and deposits	183	193

	$1,830	$346

As of March 31, 2010, intangible assets consisted of rights to the technology by the way of licensing agreements in exchange for up-front payments, milestone payments, royalty payments or some combination thereof. These intangibles are capitalized as they have probable future economic benefit and are being amortized over their estimated useful life. Amortization expense amounted to $6,000 for the three months ended March 31, 2010 compared to $5,000 for the three months ended March 31, 2009 and is classified as cost of revenues on the Company’s condensed consolidated statement of operations. The Company may be required to make future payments to its licensors based on the achievement of milestones set forth in these agreements. The Company’s estimated aggregate amortization expense related to licensing rights for the next five years is $159,000, $201,000, $200,000, $203,000 and $207,000 for 2010, 2011, 2012, 2013 and 2014, respectively.

Treasury Stock

The Company repurchased shares of common stock issued to certain directors under their restricted stock unit, or RSU, agreement for the purpose of satisfying the director’s tax obligations created by the vesting of their RSUs. During the three months ended March 31, 2010, the Company repurchased 374 shares representing a total value of $12,000. As of March 31, 2010, the Company had repurchased 1,123 shares with a total value of $37,000, as compared to 749 shares repurchased with a total value of $25,000 as of December 31, 2009. The Company accounted for these share purchases as treasury stock transactions using the cost method. The value of the withheld shares was classified as treasury stock as a reduction in stockholders’ equity on the condensed consolidated balance sheets.

3. Fair Value Measurements

Valuation techniques used to measure fair value, as required under FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which may be used to measure fair value, as follows:

Level 1	Real-time quoted prices in active exchange markets for identical assets or liabilities

Level 2	Other significant and readily available observable inputs for comparable instruments, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents a summary of the Company’s financial instruments subject to ASC Topic 820 measured on a recurring basis:

		Fair Value Measurements
	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investment securities:
Municipal securities	$60,954	$—	$60,954	$—
Government-sponsored enterprise securities	29,979	—	29,979	—
Corporate debt securities	15,972	—	15,972	—
U.S. treasury securities	6,810	6,810	—	—
Certificate of deposit	532	532	—	—

	$114,247	$7,342	$106,905	$—

Long-term investment security:
Auction rate security	$3,882	$—	$—	$3,882

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

The Company’s level 3 financial instrument is an ARS issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the filing of bankruptcy by the broker/dealer that managed the auction. This ARS has been valued as level 3 with unobservable inputs since its auctions began failing in February 2008. As of March 31, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this security will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company has assumed that the issuer and underwriter would not be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (within the next 4 years) and applied a 1.0% liquidity discount. The issuer of the ARS continues to make interest payments as scheduled and has made two partial redemptions during the year ended December 31, 2009, one of which the Company benefited from due to the lottery system used to distribute the redemption proceeds. This redemption resulted in cash proceeds to the Company of $75,000 for the year ended December 31, 2009. As a result of the internal valuation, the Company has recorded a temporary impairment of $1.0 million as of March 31, 2010 against a cost basis of $4.9 million, as compared to a temporary impairment of $1.1 million as of December 31, 2009 against a cost basis of $4.9 million.

The following table provides a summary of the Company’s change in fair value of the level 3 financial asset:

Level 3 Auction Rate Security
(in thousands)
Balance at December 31, 2009	$3,786
Transfers in (out) of level 3	—
Earned income	—
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive loss	96
Purchases, (sales), issuances, (settlements), (redemptions), net	—

Balance at March 31, 2010	$3,882

4. Net Income Per Share

The Company computes net income per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the net income or loss allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, RSUs, and unissued employee stock purchase plan, or ESPP, shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The net income per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

The following table presents a summary of the Company’s basic and diluted EPS:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$5,338	$5,942

Denominator:
Weighted average shares of common stock outstanding, net - basic	17,369	16,747
Dilutive effect of common equivalent shares	817	1,089

Weighted average shares of common stock outstanding, net - diluted	18,186	17,836

Net income per share:
Basic	$0.31	$0.35

Diluted	$0.29	$0.33

For the three months ended March 31, 2010 and 2009, the Company excluded stock options and RSUs of approximately 564,000 and 434,000 shares, respectively, from its dilutive common equivalent shares in its calculation of diluted net income per share because of their anti-dilutive effect.

5. Stock-Based Compensation

The following table presents a summary of the Company’s recognized stock-based compensation expense:

	Three Months Ended March 31,
	2010				2009
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$664	$329	$67	$1,060	$475	$209	$75	$759
Sales and marketing	340	61	129	530	229	19	159	407
General and administrative	777	682	74	1,533	559	521	65	1,145
Research and development	4	—	4	8	—	—	—	—

	$1,785	$1,072	$274	$3,131	$1,263	$749	$299	$2,311

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method and ESPP compensation expense consistent with FASB ASC Topic 718, Compensation, or ASC Topic 718. The Company classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most option awards and can range from one to four years for RSU awards. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares.

The following table presents a summary of the fair value of employee stock options and ESPP shares estimated at the grant date using weighted average assumptions:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Grant date fair value (per share)	$16.96	$15.94	$12.63	$11.71

Assumptions:
Expected life of awards (years)	6.08	6.07	1.25	1.00
Risk-free interest rate	2.71%	1.71%	0.51%	0.47%
Volatility	47.00%	50.00%	45.50%	53.61%
Forfeitures	7.00%	7.00%	—	—
Dividend yield	—	—	—	—

The Company calculated the weighted-average expected life of options using the simplified method as prescribed by ASC Topic 718. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience as a public company. The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities equal to the expected term of the award being valued. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies within our peer group with publicly available share prices. The Company based the assumed dividend yield on the Company’s expectation of not paying dividends in the foreseeable future.

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

The following table presents a summary of the Company’s outstanding, unvested stock-based awards, adjusted for estimated forfeitures and prior to income taxes:

	March 31, 2010
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)
Options	2.76	$15,541
RSUs	2.51	6,897
ESPP (not including forfeitures)	1.85	806

The following table presents a summary of the Company’s equity incentive plans:

	Equity Incentive Plans	RSUs Outstanding	Options Outstanding
	Shares Available for Issuance	Number of Shares	Number of Shares	Weighted- Average Exercise Price (Per Share)
	(in thousands, except per share amounts)
Balance at December 31, 2009	1,262	176	2,135	$19.14
Additional shares authorized	556	—	—	—
Granted/issued	(404)	138	266	35.07
Exercised/released	—	(41)	(150)	3.62
Shares withheld for payment of taxes	11	(11)	—	—
Forfeited/cancelled	35	(3)	(32)	29.91

Balance at March 31, 2010	1,460	259	2,219	$21.95

The following table presents a summary of the Company’s equity incentive plan option and RSU additional disclosures as of March 31, 2010:

	RSUs			Options
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Outstanding	259	1.52	$9,203	2,219	$21.95	7.71	$30,174
Fully vested and expected to vest	220	1.41	$7,824	2,032	$21.23	7.61	$29,077
Exercisable	—	—	—	1,070	$12.87	6.46	$24,204

During the three months ended March 31, 2010, no shares were purchased under the ESPP. On January 1, 2010, approximately 173,000 shares were automatically added to the shares authorized for issuance under the ESPP as additional shares reserved for issuance.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 was $4.3 million and $4.7 million, respectively. The Company’s effective tax rate of 45% and 44% for the three months ended March 31, 2010 and 2009, respectively, differs from the statutory rate primarily due to the impact of stock-based compensation expense.

The Company’s unrecognized tax benefits were unchanged during the three months ended March 31, 2010. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

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

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are 2006 for federal income taxes and 2005 for state income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry-forward amounts

7. Comprehensive Income

In accordance with FASB ASC Topic 220, Comprehensive Income, all components of comprehensive income are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

The following table presents a summary of the Company’s comprehensive income:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$5,338	$5,942
Accumulated other comprehensive income:
Net unrealized gain on investment securities	14	24
Deferred tax	(5)	(9)

	9	15

	$5,347	$5,957

8. Commitments and Contingencies

Operating Leases

As of March 31, 2010, the Company leased office and laboratory space and certain equipment under various non-cancelable operating leases. Rent expense under the Company’s operating leases totaled $889,000 for the three months ended March 31, 2010, as compared to $702,000 for the comparable period in 2009. The Company recognizes operating lease rent expense on a straight-line basis over the lease term.

The following table presents a summary of the Company’s future minimum lease payments as of March 31, 2010:

Operating Leases
(in thousands)
2010	$2,702
2011	3,658
2012	3,006
2013	2,330
2014	2,399
Thereafter	—

$14,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2009 and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 25, 2010. Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

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

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologist/oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood and bone marrow, and other forms of cancer.

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASSSM and CHART®. By ordering our COMPASS service offering, the hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three months ended March 31, 2010 and 2009 included our COMPASS or CHART service offerings.

In January 2010, we launched our newest service offering, NexCourseSM, a comprehensive molecular evaluation for colorectal carcinoma. NexCourse offers physician directed case management and expands our COMPASS and CHART service approaches to solid tumor indications. NexCourse provides a comprehensive diagnostic service for solid tumor testing and indicates whether or not a patient is likely to respond to certain treatments, and which treatments may be ineffective or toxic. NexCourse provides our hem/onc customers with a consultation report that provides actionable results in a concise, patient-specific and correlated report with clinically relevant information to assist them with treatment decisions.

We estimate that the U.S. bone marrow testing market alone represents approximately a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 7%. Our objective is to continue to increase our market share, revenues and profits at a rate significantly faster than the overall growth rate in the market for blood and bone marrow testing services by continuing to provide and expand our high quality, community-based hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•

expand our organization and infrastructure by increasing our personnel, particularly in sales, to enable us to visit more hem/oncs on a more frequent basis and, in time, to expand into new oncology markets;

•	hire and retain Cartesian Medical Group, or Cartesian, hempaths and additional laboratory resources to continue to provide high-quality, specialized diagnostic services;

•	expand service offerings to hem/oncs by being first to market with new technologies and innovations;

•	leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale and volume discounts, where possible; and

•	pursue additional collaborations and acquisitions to supplement our business.

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

Seasonality

The majority of our testing volume is dependent on patient visits to community-based hem/oncs’ offices and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells, earthquakes, hurricanes, tornados, fires or other natural disasters in certain regions, consequently reducing revenues and cash flows in any affected period. We believe such weather was evident during the first quarter of 2010, in which severe winter weather in various geographies impacted our case volumes as patients had difficulties visiting physician offices. Therefore, comparison of the results of successive or comparable periods may not accurately reflect trends for future periods.

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

We believe there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

The following table presents a summary of the condensed consolidated statements of operations as percentages of revenues:

	Three Months Ended March 31,
	2010	2009
	(% of revenues)
Revenues	100%	100%
Cost of revenues	40%	39%

Gross profit	60%	61%
Operating expenses:
Sales and marketing	21%	18%
General and administrative	18%	16%
Research and development	1%	1%

Total operating expenses	40%	35%

Income from operations	20%	26%
Interest and other income	0%	1%

Income before income taxes	20%	27%
Income tax expense	9%	12%

Net income	11%	15%

Revenues

Revenues consist primarily of payments or reimbursements for the specialized diagnostic services rendered to our hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010 and 2009, we derived 63% and 58%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; 35% and 41%, respectively, from Medicare and Medicaid; and the remaining 2% and 1%, respectively, from other sources. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, after July 1, 2009, the freeze on the clinical laboratory fee schedule was updated using the percentage increase for the CPI from the previous 12-month period (measured July thru June) minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year-over-year decline of 1.4%. This means that clinical laboratories received a 1.9% rate decrease from Medicare effective for calendar year 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. Further decreases to the clinical laboratory schedule are possible as the Patient Protection Act and Affordable Care Act, also known as the Affordable Care Act, or ACA, signed into law on March 30, 2010, applies a productivity adjustment to the CPI update for the clinical laboratory fee schedule (provided the productivity adjustment does not cause a negative update) beginning in 2011 and also calls for an annual reduction of 1.75% to the clinical laboratory fee schedule for each of the calendar years from 2011 through 2015. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the reduction in the clinical laboratory fee schedule for 2010 and potential future reductions as described above, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009 Congress has intervened multiple times to freeze or increase the conversion factor. Additionally, the U.S. House of Representatives passed legislation in November 2009, which would have increased Medicare payment rates for physicians by 1.2% and implemented a new formula for determining the growth rate in fees payable under the physician fee schedule. However, the U.S. Senate did not pass similar legislation.

As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. On December 19, 2009, Congress enacted the Department of Defense Appropriations Act of 2010, which provided a two-month 0% update to the 2010 Medicare physician fee schedule effective only for dates of service from January 1, 2010 through February 28, 2010. Subsequently, on April 15, 2010, Congress passed the Continuing Extension Act of 2010, which provided for a 0% update to the Medicare physician fee schedule effective for dates of service from March 1, 2010 through May 31, 2010. It remains to be seen whether Congress will enact legislation to revise the formula which determines the annual update to the conversion factor and payment rates, or if, once again, it will pass additional legislation to delay the payment reductions, including an implementation of a short-term extension beyond the May 31, 2010 date. It is also possible that no action will be taken and the 21.2% reduction in payments will be implemented.

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

Additionally, as part of the final rule with comment period, Centers for Medicare and Medicaid Services has implemented changes in the practice expense RVU amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these changes to the physician fee schedule (and assuming the 21.2% reduction to the conversion factor discussed above is not implemented during the remainder of 2010), in conjunction with the clinical fee schedule rate decrease discussed above, have resulted in an approximate 1% reduction in the 2010 Medicare reimbursement per case.

	Three Months Ended March 31,		% Change
	2010	2009
Revenues(1) (in thousands)	$47,399	$39,189	21%
Number of cases	14,961	12,886	16%
Revenues per case	$3,168	$3,041	4%

(1)	During the three months ended March 31, 2010 and 2009 we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $1.0 million and $2.0 million, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, changes in reimbursement policies by certain payors and increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. We intend to continue to seek opportunities to improve our billing and collections systems and processes, but these adjustments could fluctuate both favorably and unfavorably during future periods.

Revenues increased to $47.4 million for the three months ended March 31, 2010 from $39.2 million for the comparable period in 2009 (inclusive of the changes in prior period accounting estimates noted above). The increase of $8.2 million, or 21%, for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to case volume increases of 16% and revenue per case increases of $127, or 4%. Case volumes, and therefore revenues, increased during the three months ended March 31, 2010, primarily as a result of a 24% increase in our field sales representatives from 62 at March 31, 2009 to 77 at March 31, 2010.

We ended the first quarter in 2010 with 19 sales management and administration personnel as compared to 14 for the comparable period in 2009. We continued to build a strong, well-balanced sales organization during the three months ended March 31, 2010. We promoted four sales representatives at the beginning of the quarter to management positions to support our growing sales organization and also focused their attention on hiring and training new sales representatives. We believe that the further expansion of our sales team will enable us to penetrate more accounts over a wider geographic area, increase our customer base, improve our competitive effectiveness, and further focus our sales organization on existing community-based hem/onc relationships.

During the three months ended March 31, 2010, we experienced some downward pressure on case volume due to these transitions in our sales organization. The net affect of these transitions temporarily resulted in fewer field sales representatives being productively engaged in customer visits. This was further compounded by severe winter weather in various geographies as patients had difficulties visiting physician offices.

Gross Profit

Gross profit consists of our revenues less cost of revenues. Cost of revenues consists of employee-related costs (salaries, bonus, fringe benefits and stock-based compensation) of our Cartesian hempaths, licensed technicians, clinical service coordinators, and other support personnel, as well as outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes increase.

	Three Months Ended March 31,		% Change
	2010	2009
Gross profit(1) (in thousands)	$28,608	$23,760	20%
Gross profit %	60%	61%
Number of cases	14,961	12,886	16%
Gross profit per case	$1,912	$1,844	4%

(1)	During the three months ended March 31, 2010 and 2009 we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $1.0 million and $2.0 million, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, changes in reimbursement policies by certain payors and increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. We intend to continue to seek opportunities to improve our billing and collections systems and processes, but these adjustments could fluctuate both favorably and unfavorably during future periods.

The increase in absolute dollars of gross profit is due to a 21% increase in revenue during the three months ended March 31, 2010 as compared to the comparable period in 2009. As a percentage of revenue, gross profit decreased to 60% for the three months ended March 31, 2010, as compared to 61% for the three months ended March 31, 2009. This is due to lower revenue being derived from changes in accounting estimates, as well as increased headcount and facilities costs required to meet our growing patient case volume. Gross profit per case grew by 4% for the three months ended March 31, 2010, as compared to the comparable period in 2009, in line with the strong revenue per case discussed above.

We expect to experience continued downward pressure on our gross profit as a percentage of revenue in 2010 as we complete improvements on our newly acquired laboratory facility and make capital purchases of new laboratory equipment and hire additional laboratory technicians, support personnel and hempaths for this facility (see Liquidity and Capital Resources in this management’s discussion and analysis of financial condition and results). Additionally, we expect to experience increased costs for laboratory supplies, personnel, and logistics to support growing case volumes. These costs are expected to be partially offset by further leveraging of our fixed costs and efficiencies gained for continued improvements in our processes. Overall, we expect gross profit as a percentage of revenues, or gross margins, to be in the high 50% range for 2010.

Sales and Marketing Expenses

Sales and marketing expenses relate to sales management, field sales representatives, marketing, business and corporate development, contracts and managed care, and customer service consisting of primarily employee-related costs (such as salaries, commissions, fringe benefits, stock-based compensation expense and related travel costs for our field sales representatives) and facilities, information technology and related depreciation and other administrative-related costs allocated to sales and marketing expense functions. We expect our sales and marketing expenses to increase as we hire additional field sales representatives, sales management, marketing and corporate development personnel as part of our growth strategy.

	Three Months Ended March 31,		% Change
	2010	2009
Sales and marketing (in thousands)	$10,257	$6,990	47%
Sales and marketing (% of revenues)	21%	18%

Sales and marketing expenses increased to $10.3 million for the three months ended March 31, 2010 from $7.0 million for the comparable period in 2009. The increase of $3.3 million, or 47%, for the three months ended March 31, 2010, from the comparable period in 2009, was primarily due to incremental increases of $2.7 million for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel) and $206,000 for facility, equipment and other related cost increases due to the increased number of sales representatives, sales managers, field based managed care personnel, corporate and business development and customer service personnel that we have hired to drive and support our revenue growth and explore new opportunities. As of March 31, 2010, sales employees increased 26% to 96 in total, including 19 administrative and management personnel, up from 76, including 14 administrative and management personnel, for the comparable period in 2009. As a percentage of revenues, sales and marketing expenses have increased to 21% for the three months ended March 31, 2010 from 18% for the comparable period in 2009, due primarily to the higher incremental expenses attributable to the added sales representatives and management.

Although we anticipate total sales and marketing expenses to continue to increase in 2010, we expect to see a decline in sales and marketing expenses as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense), professional services, provision for doubtful accounts and depreciation and administrative-related costs allocated to general and administrative expenses. We anticipate an absolute dollar increase in our general and administrative expenses as we add personnel; increase our billing and collections efforts; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended March 31,		% Change
	2010	2009
General and administrative (in thousands)	$8,641	$6,390	35%
General and administrative (% of revenues)	18%	16%

General and administrative expenses increased to $8.6 million for the three months ended March 31, 2010, from $6.4 million for the comparable period in 2009. The increase of $2.3 million, or 35%, for the three months ended March 31, 2010 as compared to the comparable period in 2009, was primarily due to incremental increases of $1.4 million for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $460,000 for legal and consulting costs and $255,000 for bad debt expense. Employee-related costs increased as a result of general and administrative headcount increase of 28% year-over-year in support of increased billing and collection efforts, information technology initiatives and overall company growth. We have also increased our infrastructure requirements and are actively expanding our information systems and facilities while implementing corporate initiatives. Legal and consulting costs increased as a result of regulatory initiatives, increased contract management and ongoing development and maintenance of our compliance programs. In addition, our provision for doubtful accounts remained consistent at a rate of approximately 3% of revenues for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, we recorded $1.3 million of provision for doubtful accounts, as compared to $1.0 million for the comparable period in 2009. As a percentage of revenues, general and administrative expenses increased to 18% for the three months ended March 31, 2010, from 16% for the comparable period in 2009 due to increased costs related to expanding our infrastructure, increase in our headcount and related increases in facility costs.

Although we anticipate total general and administrative expenses to continue to increase in 2010, we expect to see a slight decline in general and administrative expenses as a percentage of revenues.

Interest and Other Income

Interest and other income for the three months ended March 31, 2010 decreased to $268,000 from $501,000 for the comparable period in 2009, primarily due to lower investment returns and the shift of our investment portfolio into tax exempt municipal securities that will assist in lowering our effective tax rate. We intend to continue to manage our investment securities to minimize the overall risk and maximize our returns.

Income Tax Expense

	Three Months Ended March 31,		% Change
	2010	2009
Income tax expense (in thousands)	$4,294	$4,699	(9%)
Effective tax rate	45%	44%

Our effective tax rate for the three months ended March 31, 2010 was 45%, compared to 44% for the same period in 2009. Our effective tax rate for the three months ended March 31, 2010 differs from the statutory rate primarily due to the impact of stock-based compensation expense.

Due to our sustained profitability, we estimate our future effective tax rate to be approximately 44% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

The following table presents a summary of our liquidity and cash flows:

	March 31, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investment securities	$132,394	$140,994

Working capital	$158,629	$161,325

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,418	$5,281
Investing activities	(13,239)	(20,533)
Financing activities	2,023	827

Net decrease in cash and cash equivalents	$(9,798)	$(14,425)

As of March 31, 2010, we had $132.4 million in cash, cash equivalents and short-term investments consisting of municipal securities, government-sponsored enterprise securities, corporate debt securities, U.S. treasury securities and a certificate of deposit. We have established a policy and guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal, lowering our effective tax rate and maintaining liquidity while maximizing our returns. Our certificate of deposit is fully insured by the Federal Deposit Insurance Corporation, or FDIC.

Our primary sources of cash are from trade accounts receivable and proceeds from common stock issuances. Collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. As of March 31, 2010 and 2009 our DSO was 79 days and 67 days, respectively. Our average DSO during the three months ended March 31, 2010 and 2009 was 73 days and 64 days, respectively. The DSO typically increases in the first quarter as a result of payment timing as patient deductibles reset and the payor mix changes. We believe our future DSO levels will be consistent with past performance.

Our primary uses of cash are to fund operating expenses, income taxes, and the acquisition of property and equipment. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment generally consist of cash payments for facility improvements and purchases of laboratory equipment and computer hardware and software. Income tax payments consist of federal and state payments of a 45% effective tax rate, since the majority of our net operating losses and other credits have been exhausted. We expect our future effective tax rate will be approximately 44% of income before taxes for the full year 2010.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2010 was $1.4 million, as compared to $5.3 million for the three months ended March 31, 2009. The decrease was primarily due to changes in accounts receivable, accounts payable and accrued expenses, and accrued income taxes. Our accounts receivable increased due to an increase in our DSO, which increased to 79 days as of March 31, 2010. The change in accounts payable and accrued expenses is due to timing of payments. The increase in income taxes is due to our status as a fully taxable entity while sustaining continued profitability, along with exhausted net operating loss carryforwards and credits.

Net cash used in investing activities during the three months ended March 31, 2010, was $13.2 million, as compared to $20.5 million for the three months ended March 31, 2009. This decrease was due to decreased net purchase of investments offset by increased purchase of property and equipment primarily related to the purchase of our newly acquired laboratory facility and related equipment and other capital expenditures in the amount of $9.9 million (See Note 2, Selected Condensed Consolidated Balance Sheets Detail, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Net cash provided by financing activities during the three months ended March 31, 2010, was $2.0 million, as compared to $827,000 for the three months ended March 31, 2009. This increase was primarily due to net proceeds from employee stock transactions and excess tax benefits related to disqualifying dispositions on stock-based compensation awards.

Liquidity Restrictions

As of March 31, 2010, we held a single auction rate security, or ARS, with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of March 31, 2010 of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

ARS’s are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of March 31, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.0 million as of March 31, 2010. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or until the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of March 31, 2010, we had total restricted cash of $270,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2012.

Income Tax

During the year ended December 31, 2008, the usage of net operating losses, or NOLs, was suspended by the state of California for the years ended December 31, 2008 and 2009. This meant we were unable to utilize our NOLs, which amounted to approximately $27.0 million during those years. We expect to be able to utilize all or a portion of these NOLs to offset our state income tax payments during the year ending December 31, 2010.

In August 2009, the U.S. Internal Revenue Service commenced an examination of our U.S. federal income tax return for the tax year ended December 31, 2007. To date, there have been no proposed adjustments communicated to management. While we believe we are adequately reserved, if the examination results in an unfavorable outcome, there could be a material impact on the financial results in the period the outcome is determined.

Capital Resources

We believe that our internal cash flows together with our existing cash, cash equivalents and short-term investments should be adequate to fund our planned growth and operating activities in the foreseeable future.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the current economy and financial markets;

•

changes in regulations or payor policies, including reimbursement levels from governmental payors and private insurers, or contracting arrangements with payors or changes in other laws, regulations or policies;

•

the extent to which we expend resources on pursuing and completing additional collaborations, acquisitions or in-licenses of businesses, products and technologies in connection with the implementation of our strategic plan; and

•	the extent to which we expand our operations and increase our market share.

We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. Such an acquisition could require significant additional capital resources. We could be required to raise additional equity or debt financing if we were to engage in a material acquisition in the future.

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and volatile economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of March 31, 2010, we do not have any outstanding debt. We do not anticipate having to obtain any form of debt in the near future.

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 25, 2010, except as noted below.

On January 4, 2010, we entered into a six-year operating lease, with lease payments commencing on May 1, 2010, for an additional 33,000 square feet of space in Carlsbad, California, into which we will expand the Company’s current customer service and support operations following the substantial completion of improvements, estimated to occur in the second quarter of 2010. Building improvements and related capital expenditures are expected to cost approximately $4.0 million. The lease contains one five-year extension option and is subject to annual rent increases. The annual non-cancelable future minimum payments under the lease total approximately $256,000, $392,000, $404,000, $416,000 and $428,000 in 2010, 2011, 2012, 2013 and 2014, respectively.

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

Interest Rate Risk

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at fair value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities. If a 100 basis point change in overall interest rates were to occur in 2010, our interest income would change by approximately $624,000 in relation to amounts we would expect to earn assuming investment securities balances and types of investment securities are consistent with those as of March 31, 2010.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K that we filed with the SEC on February 25, 2010. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable CPI update. Although the CPI update of the clinical laboratory fee schedule has been frozen since 2004 by the MMA, after July 1, 2009, the freeze on the clinical laboratory fee schedule was updated using the percentage increase for the CPI from the previous 12-month period (measured July thru June) minus 0.5%. On July 15, 2009, the CPI for 2009 was released and it showed a year-over-year decline of 1.4%. This means that clinical laboratories received a 1.9% rate decrease from Medicare effective for calendar year 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. Further decreases to the clinical laboratory schedule are possible as the ACA, signed into law on March 30, 2010, applies a productivity adjustment to the CPI update for the clinical laboratory fee schedule (provided the productivity adjustment does not cause a negative update) beginning in 2011 and also calls for an annual reduction of 1.75% to the clinical laboratory fee schedule for each of the calendar years from 2011 through 2015. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the reduction in the clinical laboratory fee schedule for 2010 and potential future reductions as described above, certain third party payors may also reduce reimbursement amounts.

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

As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. Subsequently, on December 19, 2009, Congress enacted the Department of Defense Appropriations Act of 2010, which provided a two-month 0% update to the 2010 Medicare physician fee schedule effective only for dates of service from January 1, 2010 through February 28, 2010. Subsequently, on April 15, 2010, Congress passed the Continuing Extension Act of 2010, which provided for a 0% update to the Medicare physician fee schedule effective for dates of service from March 1, 2010 through May 31, 2010. It remains to be seen whether Congress will enact legislation to revise the formula which determines the annual update to the conversion factor and payment rates, or if, once again, it will pass additional legislation to delay the payment reductions, including an implementation of a short-term extension beyond the May 31, 2010 date. It is also possible that no action will be taken and the 21.2% reduction in payments will be implemented.

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

Additionally, as part of the final rule with comment period, Centers for Medicare and Medicaid Services has implemented changes in the practice expense RVU amounts used to calculate reimbursement for procedures billed under the physician fee schedule, including many of the procedures we perform. The implementation of these changes to the physician fee schedule (and assuming the 21.2% reduction to the conversion factor discussed above is not implemented during the remainder of 2010), in conjunction with the clinical fee schedule rate decrease discussed above, have resulted in an approximate 1% reduction in the 2010 Medicare reimbursement per case.

The MMA mandated the creation of Medicare Administrative Contractors, or MACs, replacing the system of fiscal intermediaries and carriers who oversee fee-for-service claims for the Medicare Part A and Part B programs, respectively. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of LCD, was based on the principal of “least restrictive.” New LCD’s related to our specialized diagnostic services were introduced as a result of the consolidation process, while others were retired, which may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a Medicare carrier to a MAC is in an early stage and may result in delays in or denials for reimbursement that could have an adverse impact on us and our results of operations.

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

We were generally subject to reimbursement as a non-contracting provider for approximately half of our revenues for the three months ended March 31, 2010 and 2009. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as “in-network” in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable “out-of-network” patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as “in-network,” thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their hem/onc. As a result, that hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For example, on March 30, 2010, the ACA was signed into law, setting forth federal healthcare reform promised by the current administration and expanding access to healthcare. In addition to the previously described clinical laboratory fee schedule changes starting in 2011, specific impacts of the ACA on us include establishing an Independent Payment Advisory Board, or IPAB, which will be granted significant authority over Medicare reimbursements beginning in 2015. The IPAB will submit proposals with the purpose of reducing Medicare costs and improving the quality of healthcare for Medicare beneficiaries. The IPAB proposals will be implemented automatically unless Congress passes alternative proposals that accomplish the same level of budgetary savings. The ACA also establishes various demonstration programs and creates a Center for Medicare and Medicaid Innovation that will examine innovative and alternative payment and delivery methods. While we believe this reform may benefit our industry by increasing access to healthcare, uncertainty surrounding the overall affect of these changes and future reductions may have an adverse impact on us and our results of operations. In addition, as a result of the recent administration’s focus on healthcare reform, there is risk that the Federal government may implement additional changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including hem/oncs, will not use our services, if as a result of these measures, third party payors do not provide adequate coverage and reimbursement for them is lacking. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.

For approximately half of our revenues for the three months ended March 31, 2010 and 2009, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended March 31, 2010 and 2009 we recorded positive changes in prior period accounting estimates to reduce contractual allowances, which increased our revenues by $1.0 million and $2.0 million, respectively. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from continued improvements to our collection processes, changes in reimbursement policies by certain payors and increased hiring of personnel and management focused on the collection of accounts receivable for services rendered in prior periods. Because a substantial portion of our revenue is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which, may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

*	Our inability to obtain and retain new customers, or increase the tests ordered or specimens submitted by existing customers, could adversely affect our business and financial condition.

To offset efforts by third party payors to control the cost, utilization and delivery of healthcare services, we need to obtain and retain new customers. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in our customer base, would impact our ability to successfully grow and have a material adverse impact on our net revenues and profitability. We compete primarily on the basis of the quality of testing, reporting and information systems or the loss of customers (particularly large groups of customers), reputation in the medical community, and ability to employ qualified personnel. Our inability to successfully compete in these areas could result in the loss of customers and could adversely impact our ability to obtain and retain new customers and successfully grow our business.

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

*	We are highly dependent on Cartesian for the services of our hempaths and any significant difficulties in recruiting or retaining these highly trained hempaths could adversely affect our revenues and results of operations.

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian and we would be unable to provide our specialized diagnostic services without them. Cartesian is actively recruiting additional hempaths to work with us as we continue to expand our business. There are currently approximately 1,500 hempaths licensed in the United States and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by us at any time on 60 days’ prior written notice and either party may terminate the PSA upon the other party’s uncured material breach. We have not used the services of any hempaths from any entity other than Cartesian and we do not believe there is another organization operating in our geographic region that would be able to provide us with comparable professional services. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services or otherwise successfully recruit and retain an adequate number of hempaths. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

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

Our revenues have grown to $47.4 million for the three months ended March 31, 2010, up from $39.2 million for the three months ended March 31, 2009. This growth has put significant pressure on our systems and operations. As of March 31, 2010, we employed 442 employees, including Cartesian employees and 7 part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, we may need to:

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

As of March 31, 2010, we occupied approximately 116,000 square feet of office and laboratory space in two separate facilities in Carlsbad, California. In June 2009, we entered into a lease agreement for approximately 44,000 square feet of space in Carlsbad, California to be used for office and laboratory operations. In January 2010, we entered into a purchase agreement to acquire this facility and related land. The lease agreement related to this facility terminated upon the closing of this purchase. This facility is currently undergoing improvements and is expected to be ready for our use in the second quarter of 2010. In January 2010, we also entered into a lease agreement for approximately 33,000 square feet of space in Carlsbad, California to be used as a customer service and support facility. This facility is also undergoing improvements and is expected to be ready for our use in the second quarter of 2010. When we complete the tenant improvements for the additional space, we expect to have approximately 193,000 square feet of total available office and laboratory space in Carlsbad, California. Although we believe that our current facilities, including those currently undergoing improvements, are adequate for our needs for the immediate future and that suitable additional space will be available as needed to accommodate expansion of our operations on commercially reasonable terms, there is no guarantee that adequate additional space will be available as needed on terms acceptable to us. In addition, although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to increases in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of March 31, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $6.2 million and $5.4 million, respectively. For the three months ended March 31, 2010 and 2009, we had write-offs, net of recoveries, of $398,000 and $159,000, respectively.

*	We or our suppliers and/or manufacturers may be subject to litigation relating to, among other things, payor and customer disputes, regulatory actions, professional liability, intellectual property, employee-related matters, product liability and other potential claims, which could adversely affect our business.

We or our suppliers and/or manufacturers may become subject in the ordinary course of business to material litigation related to, among other things, payor or customer disputes, professional liability, regulatory actions, intellectual property, employee-related matters, product liability and other potential claims, as well as investigations and audits by governmental agencies and governmental payors relating to the specialized diagnostic services we provide or other aspects of our business. Responding to these types of claims, investigations or audits, or initiating any litigation with respect to these types of claims, regardless of their merit, could result in significant expense and divert the time, attention and resources of our management. Legal actions could result in substantial costs, monetary damages, fines and penalties, regardless of the outcome, as well as significant harm to our reputation with community-based hem/oncs and other healthcare professionals and with payors, which could adversely affect our business, financial condition and results of operations.

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

*	Proprietary trademarks, service marks, trade secrets and unpatented expertise are very important to our business.

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

We incurred losses in each full fiscal year from inception to 2006, and have recovered our maximum accumulated deficit as of December 31, 2006 of $55.3 million, resulting in accumulated earnings of $25.3 million as of March 31, 2010. This is compared to an accumulated earnings of $20.0 million as of December 31, 2009. Although we have continued to increase our revenues and profitability, there is no guarantee that we will be able to continue our revenue growth and maintain or increase our profitability. It is possible that we may incur operating losses in the future as we expand our infrastructure, increase selling expenses and general and administrative expenses or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and other factors, we are unable to predict with certainty whether we will be able to maintain our strong revenue growth and remain profitable or predict the extent of our future profitability or losses.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of further healthcare reform or other legislative activity in the near term, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the Stark Law;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•	restrictions on reimbursements for our services;

•	federal and state laws governing laboratory testing, including CLIA and, potentially, FDA regulations;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

•

Health Insurance Portability and Accountability Act of 1996, or HIPPA, including expansion and amendments thereto by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act and analogous state laws;

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

•

the HITECH Act, which requires covered entities, such as clinical laboratories, following discovery of a breach of unsecured protected health information, or PHI, to provide notification to affected individuals and the Secretary and other measures depending on the number of individuals, whose unsecured PHI has been breached;

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For approximately half of our revenues for the three months ended March 31, 2010 and 2009, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if their physician would have selected an “in-network” provider to perform their laboratory services. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

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

Reimbursement from Medicare and Medicaid accounted for approximately 35% and 38% of our revenues for the three months ended March 31, 2010 and 2009, respectively. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

*	Certain of our specialized diagnostic tests take advantage of the “home-brew” exception from the FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. The FDA maintains that it has authority to regulate the development and use of “home brews” as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most “home brew” tests as a matter of enforcement discretion. A majority of our specialized diagnostic tests are “home brew” tests for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our “home brews,” are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of “home brews” by laboratories such as ours. As a result of recent industry events, it is possible the FDA may look at the sale and use of “home brew” tests with heightened scrutiny or modify their regulatory approach with respect to “home brew” tests. We cannot predict the extent of the FDA’s future regulation and policies with respect to “home brew” tests and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

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

As of March 31, 2010, we held a single ARS with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of March 31, 2010 of $3.9 million, net of a temporary impairment of $1.0 million due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of March 31, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $1.0 million as of March 31, 2010. In the meantime, the issuer continues to pay the interest as scheduled and has had two partial redemptions and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

In addition to the sustained weakness in the global credit markets, the financial services industry and the U.S. capital markets, the U.S. economy as a whole has been experiencing a period of substantial turmoil, volatility and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis are uncertain. It is possible that the state of the global credit markets, the U.S. capital markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. Governmental payors private insurers and other private payors, from which we receive a substantial portion of our revenue, may delay payment or be unable to satisfy their reimbursement obligations as a result of the current economic crisis. A decrease in reimbursement would likely have a negative impact on the use of our specialized laboratory services and our revenue. The current tightening of global credit may create a delay or disruption in the performance or satisfaction of commitments to us by the vendors we rely on for the manufacture and supply of our laboratory instruments, equipment and materials, which could adversely affect our business.

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

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in September 2008, the State of California passed a law, effective January 1, 2008, to suspend California net operating losses for two-years pertaining to certain corporations doing business within California. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this did require us to pay income tax associated with our taxable income for the tax years 2008 and 2009, which our California deferred net operating loss otherwise would have reduced. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior year items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax. Furthermore, changes in accounting rules, such as increased use of fair value measures, changes in accounting principles generally accepted in the U.S. and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards could potentially have a significant effect on our reported results.

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

The market price of our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	changes in coverage and/or reimbursement guidelines and amounts;

•	variations in deductible and coinsurance amounts;

•	changes in regulations affecting the healthcare or diagnostic services industry;

•	failure to comply with applicable regulations;

•	changes in the payor mix or the mix or cost of our specialized diagnostic services;

•	the timing and volume of patient orders and the timing and cost of our sales and marketing campaigns;

•	changes in contracted status with third party payors;

•	seasonality and volume declines due to adverse weather conditions, natural disasters and holidays;

•	changes in compensation expense and other expenses that result in changes in our operating results;

•	increased investigative or enforcement initiatives by governmental and other third party payors;

•	additions or departures of key personnel;

•	recommendations and studies published by various organizations with respect to our services or those offered by our competitors;

•	variations in our quarterly operating results, including the number of business days in each quarter;

•	changes in our accounting estimates;

•	changes in our DSO level;

•	changes in securities analysts’ estimates of our financial performance;

•	announcements of acquisitions or other strategic transactions by us or our competitors;

•	announcements of new products or services offered by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies or in the broader markets generally;

•

changes in economic conditions, in the global credit markets and financial services and other industries and the U.S. federal government response to developments in the economy and such markets and industries;

•	repurchase of shares or issuance of dividends;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the acquisition of our common stock and related public disclosure by certain stockholders, including those that have a reputation for engaging in stockholder activism;

•	uncertainty with respect to the reasons for changes in the trading volume or the market price of our common stock;

•	any litigation in which we become involved;

•	fluctuations in security market indices of which we may be included now or in the future;

•	discussion of us or our stock price by the general media, online investor communities, financial industry or medical press;

•	changes in federal or state tax laws; and

•	impairment of any of our assets, including our investment securities.

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

As of April 30, 2010, our executive officers, directors, and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 49% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 701 under the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject, in the case of shares of our common stock held by affiliates, to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.1 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of April 30, 2010. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

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

*	We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations or fluctuations in our operating results or other factors may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by the Company	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2010 through January 31, 2010	374	$32.40	$12,118	—
February 1, 2010 through February 28, 2010	—	—	—	—
March 1, 2010 through March 31, 2010	—	—	—	—

Total	374	$32.40	$12,118

(1)	The shares repurchased by us during the months listed above represent shares that were repurchased from our directors who elected, at the time of grant and pursuant to the terms of their Restricted Stock Unit Award Agreements under our 2007 Equity Incentive Plan, to sell us shares of our common stock underlying said RSUs, at a price per share equal to the fair market value of a share of our common stock on the vesting date, for the purpose of satisfying the tax obligation created by the vesting of such RSUs.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

10.1(4)	Standard Single-Tenant Office Lease, dated January 5, 2010, by and between the Registrant and Allen Joseph Blackmore, Trustee.

10.2(4)	Purchase Agreement and Joint Escrow Instructions, dated January 12, 2010, by and between the Registrant and Roman B. Cham, Trustee of the Roman B. Cham, M.D. Profit Sharing Plan, Ronald Reynolds and Jacqueline S. Reynolds, Co-Trustees of the Ronald L. Reynolds and Jacqueline S. Reynolds Trust dated June 21, 2001, and RM-USE, LLC, a California limited liability company.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-33753), filed with the Securities and Exchange Commission on February 25, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: May 6, 2010	By:	/s/ Douglas A. Schuling
Douglas A. Schuling
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)