Form 10-Q
period 2010-06-30
GENOPTIX INC
filed 2010-07-29
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 17,583,103 as of July 20, 2010.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,963	$27,945
Short-term investment securities	119,070	113,049
Accounts receivable, net of allowance for doubtful accounts of $7,210 and $5,387 at June 30, 2010 and December 31, 2009, respectively	36,537	27,707
Deferred tax asset	5,406	5,406
Other current assets	3,597	3,320

Total current assets	185,573	177,427
Property and equipment, net	34,737	13,826
Restricted cash	180	270
Long-term investment security	4,412	3,786
Long-term deferred tax asset	1,588	1,800
Other long-term assets	1,832	346

Total assets	$228,322	$197,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,196	$8,322
Accrued compensation	7,884	4,667
Income tax payable	812	1,557
Deferred revenues	1,190	1,225
Deferred rent	282	331

Total current liabilities	25,364	16,102
Long-term deferred rent	1,807	1,732
Other long-term liabilities	107	117

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 17,577 and 17,276 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	18	17
Additional paid-in capital	170,309	160,064
Treasury stock, at cost; 1 shares held at June 30, 2010 and December 31, 2009	(47)	(25)
Accumulated other comprehensive loss	(175)	(546)
Accumulated earnings	30,939	19,994

Total stockholders’ equity	201,044	179,504

Total liabilities and stockholders’ equity	$228,322	$197,455

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$50,937	$45,298	$98,336	$84,487
Cost of revenues	20,454	16,772	39,245	32,201

Gross profit	30,483	28,526	59,091	52,286
Operating expenses:
Sales and marketing	10,594	7,331	20,851	14,321
General and administrative	8,824	7,491	17,465	13,881
Research and development	463	287	809	527

Total operating expenses	19,881	15,109	39,125	28,729

Income from operations	10,602	13,417	19,966	23,557
Interest and other income	262	433	530	934

Income before income taxes	10,864	13,850	20,496	24,491
Income tax expense	5,257	5,976	9,551	10,675

Net income	$5,607	$7,874	$10,945	$13,816

Net income per share:
Basic	$0.32	$0.47	$0.63	$0.82

Diluted	$0.31	$0.44	$0.60	$0.77

Shares used to compute net income per share:
Basic	17,515	16,891	17,442	16,819

Diluted	18,168	17,826	18,186	17,850

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$10,945	$13,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,890	1,666
Provision for doubtful accounts	2,764	2,230
Stock-based compensation expense	6,336	4,761
Excess tax benefits from stock-based compensation awards	(2,956)	(1,585)
Amortization of premium on investment securities, net	1,167	78
Deferred taxes	—	(29)
Realized gain on sale of investment securities	(6)	—
Loss on sale of property and equipment	3	6
Changes in operating assets and liabilities:
Accounts receivable	(11,594)	(8,024)
Other current and long-term assets	(260)	(159)
Accounts payable and accrued expenses	1,287	559
Accrued compensation	3,217	2,191
Income taxes	2,213	2,414
Deferred revenues	(35)	1,644
Deferred rent	141	7

Net cash provided by operating activities	15,112	19,575

Investing activities:
Purchase of property and equipment	(17,323)	(2,347)
Purchase of investment securities	(69,751)	(80,620)
Proceeds from sales and maturities of investment securities	62,526	43,958
Purchase of intangibles	(1,520)	(150)
Release of restricted cash	90	90

Net cash used in investing activities	(25,978)	(39,069)

Financing activities:
Proceeds from issuance of common stock, net	1,476	1,175
Payment of taxes for issuance of restricted stock units	(526)	(390)
Excess tax benefits from stock-based compensation awards	2,956	1,585
Repurchase of common stock	(22)	—

Net cash provided by financing activities	3,884	2,370

Net decrease in cash and cash equivalents	(6,982)	(17,124)
Cash and cash equivalents at beginning of period	27,945	38,108

Cash and cash equivalents at end of period	$20,963	$20,984

Supplemental information:
Income taxes paid	$7,351	$8,292

Non-cash investing and financing activities:
Unrealized gain on investment securities, net	$583	$271

Change in accrued purchases of property and equipment	$5,579	$(560)

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 25, 2010. The Company has evaluated subsequent events that have occurred after the date of the accompanying condensed consolidated financial statements and has determined that no material events have occurred requiring disclosure.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended June 30, 2010, the Company recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $1.8 million, of which $29,000 pertained to the three months ended March 31, 2010. During the six months ended June 30, 2010, the Company recorded positive changes impacting revenue by $2.7 million. In comparison, during the three months ended June 30, 2009, the Company recorded similar positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $3.7 million, of which $591,000 pertained to the three months ended March 31, 2009. During the six months ended June 30, 2009, the Company recorded positive changes impacting revenue by $5.1 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reduction of $1.9 million and $2.4 million in these changes in prior period accounting estimates for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, is a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and the Company’s gradual transition to a larger percentage of contracted payors. As of June 30, 2010 and December 31, 2009, the Company had uncollected accounts receivable from non-contracted payors of $21.6 million and $17.0 million, respectively.

Recent Accounting Pronouncements

None.

2. Selected Condensed Consolidated Balance Sheets Detail

Investment Securities

The following tables present a summary of the Company’s available-for-sale investment securities:

	June 30, 2010 (unaudited)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$66,029	$161	$(2)	$66,188
Government-sponsored enterprise securities	26,405	64	—	26,469
Corporate debt securities	19,094	15	(1)	19,108
U.S. treasury securities	6,773	1	—	6,774
Certificate of deposit	530	1	—	531

	$118,831	$242	$(3)	$119,070

Long-term investment security:
Auction rate security	$4,925	$—	$(513)	$4,412

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$52,619	$212	$—	$52,831
Government-sponsored enterprise securities	45,677	39	(12)	45,704
Corporate debt securities	7,100	43	(1)	7,142
U.S. treasury securities	6,842	—	(3)	6,839
Certificate of deposit	530	3	—	533

	$112,768	$297	$(16)	$113,049

Long-term investment security:
Auction rate security	$4,925	$—	$(1,139)	$3,786

As of June 30, 2010, the gross unrealized losses of $3,000 on short-term investment securities represent temporary impairments on the municipal securities and corporate debt securities of multiple issuers, which have been in loss positions for less than 12 consecutive months and were primarily caused by negative changes in the overall economic environment.

As of June 30, 2010 and December 31, 2009, the Company held a single auction rate security, or ARS, with a cost basis of $4.9 million. As of June 30, 2010, the ARS was classified as a long-term investment security at fair value of $4.4 million, net of a temporary impairment of $513,000 due to the illiquidity of the investment security, as compared to a fair value of $3.8 million at December 31, 2009, net of a temporary impairment of $1.1 million (see Note 3 in these notes to the condensed consolidated financial statements). During the year ended December 31, 2009, the ARS was partially redeemed at par by the issuer, resulting in cash proceeds of $75,000. The Company intends to hold the ARS for an adequate period of time to allow for the full recovery of the par value. The Company believes this will exceed 12 months, and accordingly, the ARS has been classified as an available-for-sale, long-term investment.

All impairments were recognized as temporary impairments and were recorded, net of tax, on the condensed consolidated balance sheet in accumulated other comprehensive loss. The Company had realized gains of $6,000 for the three and six months ended June 30, 2010, and no realized gains or losses for the same periods in 2009.

The following table presents a summary of the Company’s available-for-sale investment securities by contractual maturity:

	June 30, 2010 (unaudited)
	Amortized Cost	Estimated Fair Value
	(in thousands)
Contractual maturity:
One year or less	$66,779	$66,845
One to two years	21,133	21,277
Two to three years	5,654	5,682
Greater than three years	30,190	29,678

	$123,756	$123,482

Although certain municipal securities and ARS have contractual maturities up to 37 years, the effective maturities for the Company’s available-for-sale investment securities do not exceed 29 months.

Property and Equipment

The following table presents a summary of the Company’s property and equipment:

	June 30, 2010 (unaudited)	December 31, 2009
	(in thousands)
Land	$3,127	$—
Building & building improvements	14,630	—
Leasehold improvements	6,584	6,568
Machinery and equipment	7,138	5,770
Computers and software	6,249	4,996
Furniture and fixtures	2,056	1,868
Construction in process	3,473	1,186

	43,257	20,388
Accumulated depreciation	(8,520)	(6,562)

	$34,737	$13,826

Depreciation expense of $1.0 million and $2.0 million was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2010, respectively, as compared to $920,000 and $1.8 million for the same periods in 2009.

The Company capitalizes tenant improvements related to landlord lease incentives as property and equipment with an offsetting credit to deferred rent. The Company is amortizing the lease incentives, which are recorded as deferred rent, on a straight-line basis over the term of the lease. Amortization related to the landlord lease incentives amounted to $57,000 and $115,000 for the three and six months ended June 30, 2010 and 2009, respectively, which was recorded as an offset to depreciation and amortization in the condensed consolidated statement of operations.

In January 2010, the Company entered into a purchase agreement to acquire 44,000 square feet of laboratory space in Carlsbad, California. The building and related land were purchased for $7.6 million. The Company began occupying the building at the end of the second quarter of 2010, following the completion of approximately $10.2 million in building improvements.

Other Long-term Assets

The following table presents a summary of the Company’s other long-term assets:

	June 30, 2010 (unaudited)	December 31, 2009
	(in thousands)
Intangible assets	$1,720	$200
Accumulated amortization	(64)	(47)

Intangible assets, net	1,656	153
Long-term prepaid expenses and deposits	176	193

	$1,832	$346

As of June 30, 2010, intangible assets consisted of rights to certain technologies through licensing agreements in exchange for up-front payments, milestone payments, royalty payments or some combination thereof. These intangibles are capitalized as they have probable future economic benefit and are being amortized over their estimated useful life. Amortization expense amounted to $11,000 and $17,000 for the three and six months ended June 30, 2010, respectively, as compared to $10,000 and $15,000 for the same periods in 2009, and is classified as cost of revenues on the Company’s condensed consolidated statement of operations. The Company may be required to make future payments to its licensors based on the achievement of milestones set forth in these agreements. The Company’s estimated aggregate amortization expense related to licensing rights for the next five years is $64,000, $182,000, $175,000, $173,000 and $276,000 for 2010, 2011, 2012, 2013 and 2014, respectively.

Treasury Stock

The Company repurchased shares of common stock issued to certain directors under their restricted stock unit, or RSU, agreement for the purpose of satisfying the director’s tax obligations created by the vesting of their RSUs. During the three and six months ended June 30, 2010, the Company repurchased 375 shares representing a total value of $10,000 and 749 shares representing a total value of $22,000, respectively. As of June 30, 2010, the Company had repurchased 1,498 shares with a total value of $47,000, as compared to 749 shares repurchased with a total value of $25,000 as of December 31, 2009. The Company accounted for these share purchases as treasury stock transactions using the cost method. The value of the withheld shares was classified as treasury stock, a reduction in stockholders’ equity, on the condensed consolidated balance sheets.

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

Level 1	Real-time quoted prices in active exchange markets for identical assets or liabilities

Level 2	Other significant and readily available observable inputs for comparable instruments, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents a summary of the Company’s financial instruments subject to ASC Topic 820 measured on a recurring basis:

		Fair Value Measurements
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Short-term investment securities:
Municipal securities	$66,188	$—	$66,188	$—
Government-sponsored enterprise securities	26,469	—	26,469	—
Corporate debt securities	19,108	—	19,108	—
U.S. treasury securities	6,774	6,774	—	—
Certificate of deposit	531	531	—	—

	$119,070	$7,305	$111,765	$—

Long-term investment security:
Auction rate security	$4,412	$—	$—	$4,412

The Company’s level 1 financial instruments consist of U.S. treasury securities and a certificate of deposit that is fully insured by the Federal Deposit Insurance Corporation.

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

The Company’s level 3 financial instrument is an ARS issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the filing of bankruptcy by the broker/dealer that managed the auction. This

ARS has been valued as level 3 with unobservable inputs since its auctions began failing in February 2008. As of June 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this security will not be accessible until the issuer redeems the ARS through a debt restructure, a buyer is found outside of the auction process, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company has assumed that the issuer and underwriter would not be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (within the next 3 years) and applied a 1.0% liquidity discount. The issuer of the ARS continues to make interest payments as scheduled and has made two partial redemptions during the year ended December 31, 2009, one of which the Company benefited from due to the lottery system used to distribute the redemption proceeds. This redemption resulted in cash proceeds to the Company of $75,000 during the year ended December 31, 2009. As a result of the internal valuation, the Company has recorded a temporary impairment of $513,000 as of June 30, 2010, against a cost basis of $4.9 million, as compared to a temporary impairment of $1.1 million as of December 31, 2009, against a cost basis of $4.9 million.

The following table provides a summary of the Company’s change in fair value of the level 3 financial asset:

Level 3 Auction Rate Security
(in thousands)
Balance at December 31, 2009	$3,786
Transfers in (out) of level 3	—
Earned income	—
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive loss	626
Purchases, (sales), issuances, (settlements), (redemptions), net	—

Balance at June 30, 2010	$4,412

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

The following table presents a summary of the Company’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$5,607	$7,874	$10,945	$13,816

Denominator:
Weighted average shares of common stock outstanding, net - basic	17,515	16,891	17,442	16,819
Dilutive effect of common equivalent shares	653	935	744	1,031

Weighted average shares of common stock outstanding, net - diluted	18,168	17,826	18,186	17,850

Net income per share:
Basic	$0.32	$0.47	$0.63	$0.82

Diluted	$0.31	$0.44	$0.60	$0.77

For the three and six months ended June 30, 2010, the Company excluded stock options and RSUs of approximately 1.1 million and 831,000 shares, respectively, as compared to 574,000 and 529,000 shares for the same periods in 2009, from its dilutive common equivalent shares in its calculation of diluted net income per share because of their anti-dilutive effect.

5. Stock-Based Compensation

The following table presents a summary of the Company’s recognized stock-based compensation expense:

	Three Months Ended June 30,
	2010				2009
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$696	$321	$62	$1,079	$473	$212	$60	$745
Sales and marketing	220	69	114	403	271	20	157	448
General and administrative	935	706	73	1,714	578	535	144	1,257
Research and development	6	—	3	9	—	—	—	—

	$1,857	$1,096	$252	$3,205	$1,322	$767	$361	$2,450

	Six Months Ended June 30,
	2010				2009
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$1,360	$650	$129	$2,139	$948	$421	$135	$1,504
Sales and marketing	560	130	243	933	500	39	316	855
General and administrative	1,712	1,388	147	3,247	1,137	1,056	209	2,402
Research and development	10	—	7	17	—	—	—	—

	$3,642	$2,168	$526	$6,336	$2,585	$1,516	$660	$4,761

The Company recognizes compensation expense for options and RSUs over the vesting period using the straight-line method, net of estimated forfeitures, and ESPP compensation expense consistent with FASB ASC Topic 718, Compensation, or ASC Topic 718. The Company classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The standard vesting period is four years for most option awards and can range from one to four years for RSU awards. The Company values RSU grants at their intrinsic value. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and ESPP shares.

The following table presents a summary of the fair value of employee stock options and ESPP shares estimated at the grant date using weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Grant date fair value (per share)	$14.48	$14.62	$16.14	$15.51	$—	$—	$12.63	$11.71

Assumptions:
Expected life of awards (years)	5.89	5.90	6.02	6.02	—	—	1.25	1.00
Risk-free interest rate	2.73%	1.80%	2.72%	1.74%	—	—	0.51%	0.47%
Volatility	45.60%	53.92%	46.54%	50.94%	—	—	45.50%	53.61%
Forfeitures	7.00%	7.00%	7.00%	7.00%	—	—	—	—
Dividend yield	—	—	—	—	—	—	—	—

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

The following table presents a summary of the Company’s outstanding, unvested stock-based awards, adjusted for estimated forfeitures and prior to income taxes:

	June 30, 2010
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)
Options	2.66	$15,446
RSUs	2.32	6,374
ESPP	1.41	531

The following table presents a summary of the Company’s equity incentive plans:

	Equity Incentive Plans	RSUs Outstanding	Options Outstanding
	Shares Available for Issuance	Number of Shares	Number of Shares	Weighted- Average Exercise Price (Per Share)
	(in thousands, except per share amounts)
Balance at December 31, 2009	1,262	176	2,135	$19.14
Additional shares authorized	556	—	—	—
Granted/issued	(557)	160	397	33.71
Exercised/released	—	(54)	(199)	3.87
Shares withheld for payment of taxes	15	(15)	—	—
Forfeited/cancelled	70	(5)	(65)	30.87

Balance at June 30, 2010	1,346	262	2,268	$22.69

The following table presents a summary of the Company’s equity incentive plan option and RSU additional disclosures as of June 30, 2010:

	RSUs			Options
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except years and per share amounts)
Outstanding	263	1.37	$4,532	2,268	$22.69	7.57	$9,865
Fully vested and expected to vest	223	1.21	$3,829	2,084	$22.01	7.47	$9,795
Exercisable	—	—	—	1,124	$14.36	6.30	$9,554

During the three and six months ended June 30, 2010, 48,000 shares were purchased under the ESPP. On January 1, 2010, approximately 173,000 shares were automatically added to the shares authorized for issuance under the ESPP as additional shares reserved for issuance.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010, was $5.3 million and $9.6 million, respectively, as compared to $6.0 million and $10.7 million for the same periods in 2009. The Company’s effective tax rate of 48% and 47% for the three and six months ended June 30, 2010, respectively, differs from the statutory rate primarily due to the impact of non-deductible stock-based compensation expense and California state regulation changes.

The Company’s unrecognized tax benefits were unchanged during the three and six months ended June 30, 2010. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

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

The following table presents a summary of the Company’s comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$5,607	$7,874	$10,945	$13,816
Accumulated other comprehensive income:
Net unrealized gain on investment securities	569	247	583	271
Deferred tax	(207)	(102)	(212)	(111)

	362	145	371	160

	$5,969	$8,019	$11,316	$13,976

8. Commitments and Contingencies

Operating Leases

As of June 30, 2010, the Company leased office and laboratory space and certain equipment under various non-cancellable operating leases. Rent expense under the Company’s operating leases totaled $917,000 and $1.8 million for the three and six months ended June 30, 2010, respectively, as compared to $738,000 and $1.4 million for the same periods in 2009. The Company recognizes operating lease rent expense on a straight-line basis over the lease term.

The following table presents a summary of the Company’s future minimum lease payments as of June 30, 2010:

Operating Leases
(in thousands)
2010	$1,855
2011	3,674
2012	3,012
2013	2,330
2014	2,399
Thereafter	—

$13,270

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2009, and our related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 25, 2010. Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Genoptix, Inc.

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

Overview

We are a specialized laboratory service provider focused on delivering personalized and comprehensive diagnostic services to community-based hematologist/oncologists, or hem/oncs. Our highly trained group of hematopathologists, or hempaths, utilizes sophisticated diagnostic technologies to provide a differentiated, specialized and integrated assessment of a patient’s condition, aiding physicians in making vital decisions concerning the treatment of malignancies of the blood, bone marrow, and other forms of cancer.

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASSSM and CHART®. By ordering our COMPASS service offering, the community-based hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the community-based hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three and six months ended June 30, 2010 and 2009, included our COMPASS or CHART service offerings.

In January 2010, we launched our newest service offering, NexCourseSM, a molecular evaluation for colorectal carcinoma and non-small cell lung cancer. NexCourse further expands our service offerings to solid tumor indications and consists of a portfolio of prognostic and predictive tests designed to assist clinicians when evaluating personalized therapy options. In conjunction with other clinical data, NexCourse helps predict whether or not a patient is likely to respond to certain treatments, and which treatments may be ineffective or toxic. NexCourse provides our community-based hem/onc customers with a concise and correlated report with clinically relevant information to assist them with treatment decisions.

We estimate that the U.S. bone marrow testing market alone represents approximately a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 8%. Our objective is to continue to increase our market share, revenues and profits at a rate faster than the overall growth rate in the market for blood and bone marrow testing services by continuing to provide and expand our high quality, community-based hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•

expand our organization and infrastructure by increasing our personnel, particularly in sales, to enable us to visit more community-based hem/oncs on a more frequent basis and, in time, to expand into new oncology markets;

•	hire and retain Cartesian Medical Group, or Cartesian, hempaths and additional laboratory resources to continue to provide high-quality, specialized diagnostic services;

•	expand service offerings to community-based hem/oncs by being first to market with new technologies and innovations;

•	leverage our existing infrastructure to increase operating efficiencies by taking advantage of economies of scale and volume discounts, where possible; and

•	pursue additional collaborations and acquisitions to supplement our business.

Our revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid; private insurers, including managed care organizations; and private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our community-based hem/onc customers. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances, and reimbursement rates.

Additionally, billing for diagnostic services is highly complex. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies, and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

We believe the key challenges in being able to continue to increase our market share, revenues, and profitability are our ability to continue to hire and retain qualified field sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased economic and competitive pressures impacting the community-based hem/onc practices we serve and their patients, increased and more aggressive competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to appropriately scale our internal infrastructure to capture potential growth while maintaining margins and profitability, our ability to maintain and strengthen our relationships with our community-based hem/onc customers and our ability to continue to improve our operational, financial and management controls, and reporting systems and procedures.

To address these challenges, our management is focused upon expanding our sales organization as the primary driver for our growth while maintaining our existing community-based hem/onc customer relationships. Our management tracks and measures the general buying patterns of our community-based hem/onc customers (including cases per month, revenues and cost of revenues per case and turn-around-time per case) and is focused on adding additional sales management and sales representatives in key markets to enhance our penetration in those markets and simultaneously assessing new market segments to evolve with market trends. Our management is also engaged in ensuring Cartesian is focused on recruiting, hiring and retaining hempaths to provide the professional services component to support continued growth. Management measures the levels and timeliness of reimbursement from third party payors and reviews on a monthly basis the levels of receivables and average time for collections, as well as cost and margin trends to ensure that investments in our infrastructure and personnel are in line with current sales levels. Furthermore, to help maintain the demand for our specialized diagnostic services we continue to focus on the development of new and complementary service offerings that differentiate our services from those of our competitors and to invest in new innovations.

We intend to opportunistically pursue additional collaborations with pharmaceutical companies and acquisitions or in-licensing of businesses, products or technologies that will enable us to accelerate the implementation of our strategic plan and to increase the number of community-based hem/onc customers we serve and/or expand the services we provide to them, by way of investments in other companies, licensing of technology, co-development arrangements, collaborations, asset purchases and other similar transactions. For example, we currently provide specialized testing services and access to our hempaths through collaborations with select pharmaceutical companies. We expect these collaborations to grow over time, which we believe will improve our financial performance, name recognition, and reputation among community-based hem/oncs, and potentially provide us with early access to new technologies available for commercialization. We expect annual revenues from these collaborations to be approximately 2% of our total revenues in 2010.

Seasonality

The majority of our testing volume is dependent on patient visits to community-based hem/oncs’ offices and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods, and other major holidays, particularly when those holidays fall during the middle of the week. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells, hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive or comparable periods may not accurately reflect trends for future periods.

Other Factors Affecting Testing Volumes

Our testing volume is dependent on patients visiting their treating physicians. The laboratory testing industry as a whole has generally experienced weaker physician office visits by patients during the first half of this year, which may in part be a result of sustained weakness in the U.S. economy, high unemployment rates, and therefore loss of private insurance coverage of patients, and other factors leading to a slowdown in physician office visits. In addition, our business is primarily focused on community-based hem/onc customers and physician practices. As a result, our lab testing volumes are also impacted by developments affecting these community-based hem/onc practices, including insourcing of diagnostic testing by physician practices, transitions to new business models that can adversely impact their utilization of out-of-network diagnostic laboratories, consolidation of community-based hem/onc practices, the closing, downsizing, or other adverse impacts on community-based hem/onc practices as a result of a reduction in Medicare reimbursements and uncertainty associated with healthcare reform and increasing pressure from managed care organizations to use in-network diagnostic providers.

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

We believe there have been no significant changes during the three and six months ended June 30, 2010, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

The following table presents a summary of the condensed consolidated statements of operations as percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(% of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	40%	37%	40%	38%

Gross profit	60%	63%	60%	62%
Operating expenses:
Sales and marketing	21%	16%	21%	17%
General and administrative	17%	17%	18%	16%
Research and development	1%	1%	1%	1%

Total operating expenses	39%	33%	40%	34%

Income from operations	21%	30%	20%	28%
Interest and other income	0%	1%	1%	1%

Income before income taxes	21%	31%	21%	29%
Income tax expense	10%	13%	10%	13%

Net income	11%	17%	11%	16%

Revenues

Revenues consist primarily of payments or reimbursements for the specialized diagnostic services rendered to our community-based hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and six months ended June 30, 2010 and 2009.

For the three and six months ended June 30, 2010, we derived 59% and 61%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; 39% and 37%, respectively, from Medicare and Medicaid; and the remaining 2% for both periods from other sources. For the three and six months ended June 30, 2009, we derived 60% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; 39% and 40%, respectively, from Medicare and Medicaid; and the remaining 1%, for both periods, from other sources. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances, and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. For example, for calendar year 2010, clinical laboratories received a 1.9% rate decrease from Medicare effective for calendar year 2010 as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. Further decreases to the clinical laboratory schedule are anticipated as the Patient Protection Act and Affordable Care Act, also known as the Affordable Care Act, or ACA, signed into law on March 23, 2010, applies a productivity adjustment to the CPI update for the clinical laboratory fee schedule (provided the productivity adjustment does not cause a negative update) beginning in 2011 and also calls for an annual reduction of 1.75% to the clinical laboratory fee schedule for each of the calendar years from 2011 through 2015. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the reduction in the clinical laboratory fee schedule for 2010 and future reductions as described above, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009 Congress has intervened multiple times to freeze or increase the conversion factor. As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.

Future Congressional action is uncertain and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Revenues(1) (in thousands)	$50,937	$45,298	12%	$98,336	$84,487	16%
Number of cases	15,805	14,218	11%	30,766	27,104	14%
Revenues per case	$3,223	$3,186	1%	$3,196	$3,117	3%

Changes in accounting estimates(1) (included in revenues above) (in thousands)	$1,755	$3,687	(52%)	$2,749	$5,119	(46%)

(1)	We recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which were included as increases in our reported revenues. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reductions in favorable changes in accounting estimates in 2010, as compared to the same periods in 2009, were a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and our gradual transition to a larger percentage of contracted payors. We intend to continue to seek opportunities to improve our billing and collections systems and processes, but these adjustments could fluctuate both favorably and unfavorably during future periods. In the three months ended June 30, 2010 and 2009, these changes included $29,000 and $591,000, respectively, which pertained to the three months ended March 31, 2010 and 2009, respectively, and therefore were excluded from the six months ended June 30, 2010 and 2009.

Revenues increased to $50.9 million and $98.3 million for the three and six months ended June 30, 2010, respectively, from $45.3 million and $84.5 million for the same periods in 2009 (inclusive of the changes in prior period revenue accounting estimates noted above). The increase of $5.6 million, or 12%, and $13.8 million, or 16%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, was primarily due to case volume increases of 11% and 14%, respectively, and revenue per case increases of $37, or 1%, and $79, or 3%, respectively. Case volumes, and therefore revenues, increased during the three and six months ended June 30, 2010, primarily as a result of a 44% increase in our field sales representatives from 61 at June 30, 2009, to 88 at June 30, 2010.

We ended the second quarter in 2010 with 21 sales management and administration personnel as compared to 14 for the same period in 2009, continuing to build a strong, well-balanced sales organization during the six months ended June 30, 2010. We promoted and added a total of six individuals to management positions to support our growing sales organization and also focused our attention on hiring and training new sales representatives during the six months ended June 30, 2010. We believe that the further expansion of our sales team will enable us to penetrate more accounts over a wider geographic area, increase our customer base, improve our competitive effectiveness, and further focus our sales organization on existing community-based hem/onc relationships.

During the three and six months ended June 30, 2010, we experienced some downward pressure on case volume growth due to these personnel transitions in our sales organization. In addition, during this same period our sales organization faced market and economic external issues, which had a negative impact on our case volume. More specifically, case volumes were impacted by challenges experienced in our community-based hem/onc customer offices, economically impacted by the changing healthcare environment, and other external factors, including a general decline in the frequency of physician office visits by patients in the United States, increased and more aggressive competition from competitors attempting to replicate our key service offerings, increased pressure from managed care organizations to use in-network diagnostic providers and transitions in community-based hem/onc practices that have resulted in some physicians performing laboratory testing in-house or otherwise engaging in practices that decrease demand for our diagnostic services. The net effect of these internal and external factors resulted in fewer field sales representatives being productively engaged in customer visits and limited the number of opportunities for our field sales representatives.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Gross profit(1) (in thousands)	$30,483	$28,526	7%	$59,091	$52,286	13%
Gross profit %	60%	63%		60%	62%
Number of cases	15,805	14,218	11%	30,766	27,104	14%
Gross profit per case	$1,929	$2,006	(4%)	$1,921	$1,929	(0%)

(1)	During the three and six months ended June 30, 2010 and 2009, we recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased and were included in our above reported revenues. See Revenues in this Management’s Discussion and Analysis of Financial Condition and Results.

The increase in absolute dollars of gross profit for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is due to a 12% and 16% increase in revenue during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. As a percentage of revenue, gross profit decreased to 60% for both the three and six months ended June 30, 2010, as compared to 63% and 62%, respectively, for the same periods in 2009. This is due to lower revenue being derived from changes in accounting estimates, as well as increased headcount and facilities costs required to meet our growing patient case volume. This also impacted gross profit per case, which declined by 4% for the three months ended June 30, 2010, as compared to the same period in 2009.

We expect to experience continued downward pressure on our gross profit as a percentage of revenue during the remainder of 2010 as we continue to appropriately hire additional laboratory technicians, support personnel and hempaths to support our case volumes and incur increased depreciation expense for our newly opened laboratory facility and related capital purchases of new laboratory equipment (see Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations). Additionally, we expect to experience increased costs for laboratory supplies and logistics to support our case volumes. These costs are expected to be partially offset by further leveraging of our fixed costs and efficiencies gained for continued improvements in our processes. Overall, we expect gross profit as a percentage of revenues, or gross margins, to be in the high 50% range for 2010.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Sales and marketing (in thousands)	$10,594	$7,331	45%	$20,851	$14,321	46%
Sales and marketing (% of revenues)	21%	16%		21%	17%

Sales and marketing expenses increased to $10.6 million and $20.9 million for the three and six months ended June 30, 2010, respectively, from $7.3 million and $14.3 million for the same periods in 2009. The increases of $3.3 million, or 45%, and $6.5 million, or 46%, for the three and six months ended June 30, 2010, respectively, from the same periods in 2009, were primarily due to incremental increases of $2.7 million and $5.4 million, respectively, for employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel), $298,000 and $750,000, respectively, for facility and related equipment costs and $201,000 and $239,000, respectively, for cost increases due to the increased business development, marketing activities, and headcount to drive and support our revenue growth and explore new opportunities. As of June 30, 2010, our number of sales employees increased 45% to 109 in total, including 21 administrative and management personnel, up from 75, including 14 administrative and management personnel, for the same period in 2009. These investments in our sales and marketing infrastructure have driven sales and marketing expenses, as a percentage of revenue, to 21% for both the three and six months ended June 30, 2010, from 16% and 17%, respectively, for the same periods in 2009.

As we continue to build our sales organization, we expect our sales and marketing expense to be in the low twentieth percentile for 2010.

General and Administrative Expenses

General and administrative expenses relate to billing, finance, human resources, legal and other administrative functions consisting of employee-related costs (such as salaries, fringe benefits and stock-based compensation expense), professional services, provision for doubtful accounts, depreciation and other administrative-related costs allocated to general and administrative expenses. We anticipate an absolute dollar increase in our general and administrative expenses as we add personnel; increase our billing and collections efforts; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our corporate infrastructure to support our anticipated growth.

	Three Months Ended June 30,		%	Six Months Ended		%
				June 30,
	2010	2009	Change	2010	2009	Change
General and administrative (in thousands)	$8,824	$7,491	18%	$17,465	$13,881	26%
General and administrative (% of revenues)	17%	17%		18%	16%

General and administrative expenses increased to $8.8 million and $17.5 million for the three and six months ended June 30, 2010, respectively, from $7.5 million and $13.9 million for the same periods in 2009. The increases of $1.3 million, or 18%, and $3.6 million, or 26%, for the three and six months ended June 30, 2010, respectively, from the same periods in 2009, were primarily due to incremental increases of $807,000 and $2.2 million, respectively, for employee-related costs (including salaries, bonuses, stock-based compensation expense and travel), $279,000 and $534,000, respectively, for bad debt expense, $196,000 and $469,000, respectively, for legal and insurance costs and $142,000 and $277,000, respectively, for consulting costs. Employee-related costs increased as a result of general and administrative headcount increase of 27% year-over-year in support of increased billing and collection efforts, information technology initiatives and overall company growth. This employee growth has also increased our infrastructure requirements. We are actively expanding our information systems and facilities to support our corporate initiatives. Legal and consulting costs increased as a result of regulatory compliance, increased contract management demands and ongoing development and maintenance of our corporate programs. In addition, our provision for doubtful accounts remained consistent at a rate of approximately 3% of revenues for the three and six months ended June 30, 2010 and 2009. During the three and six months ended June 30, 2010, we recorded $1.5 million and $2.8 million, respectively, of provision for doubtful accounts, as compared to $1.2 million and $2.2 million for the same periods in 2009. As a percentage of revenues, general and administrative expenses increased to 17% and 18% for the three and six months ended June 30, 2010, from 17% and 16%, respectively, for the same periods in 2009, due to increased costs related to expanding our infrastructure and increasing our headcount.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2010, decreased to $262,000 and $530,000, respectively, from $433,000 and $934,000 for the same periods in 2009, primarily due to lower investment returns and the shift of our investment portfolio into tax exempt municipal securities that will assist in lowering our effective tax rate. We intend to continue to manage our investment securities to minimize overall risk and maximize yields.

Income Tax Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Income tax expense (in thousands)	$5,257	$5,976	(12%)	$9,551	$10,675	(11%)
Effective tax rate	48%	43%		47%	44%

Our effective tax rate for the three and six months ended June 30, 2010, was 48% and 47%, respectively, as compared to 43% and 44% for the same periods in 2009. Our effective tax rate for the three and six months ended June 30, 2010, differs from the statutory rate primarily due to the impact of non-deductible stock-based compensation expense and California state regulation changes.

Due to our sustained profitability, we estimate our 2010 annual effective tax rate to be approximately 46% of income before taxes. This rate is subject to the impact of nondeductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions.

Liquidity and Capital Resources

The following table presents a summary of our liquidity and cash flows:

	June 30, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investment securities	$140,033	$140,994

Working capital	$160,209	$161,325

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,112	$19,575
Investing activities	(25,978)	(39,069)
Financing activities	3,884	2,370

Net decrease in cash and cash equivalents	$(6,982)	$(17,124)

As of June 30, 2010, we had $140.0 million in cash, cash equivalents and short-term investments consisting of municipal securities, government-sponsored enterprise securities, corporate debt securities, U.S. treasury securities and a certificate of deposit. We have established a policy and guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal, lowering our effective tax rate and maintaining liquidity while maximizing our returns. Our certificate of deposit is fully insured by the Federal Deposit Insurance Corporation, or FDIC.

Our primary sources of cash are from trade accounts receivable and proceeds from common stock issuances. Collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. As of June 30, 2010 and 2009, our DSO was 78 days and 54 days, respectively. Our average DSO during the three and six months ended June 30, 2010, was 78 days and 76 days, respectively, as compared to 54 days and 59 days for the three and six months ended June 30, 2009, respectively. The increase in our DSO is partially due to the decrease of positive changes in prior period revenue accounting estimates resulting in more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and our gradual transition to a larger percentage of contracted payors. Also contributing to the higher DSO was slower collections on Medicare billings due to various regulation changes in the last six months (see Revenue in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations) and increased outsourcing of claims processing by some third party payors, thus increasing collection time. We believe our future DSO levels will average approximately 70 days on an annual basis as we continue to refine our revenue estimates and improve our collections procedures.

Our primary uses of cash are to fund operating expenses, tenant and building improvements, income taxes, and the acquisition of property and equipment. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment generally consist of cash payments for facility improvements and purchases of laboratory equipment and computer hardware and software. Income tax payments consist of federal and various state payments, since the majority of our net operating losses and other credits have been exhausted. We expect our future effective tax rate will be approximately 46% for the full year 2010.

Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2010, was $15.1 million, as compared to $19.6 million for the same period in 2009. The decrease of $4.5 million was primarily due to changes in accounts receivable, offset by changes in accrued compensation and accrued income taxes. Our accounts receivable increased due to an increase in our DSO, which increased to 78 days as of June 30, 2010, from 54 days as of June 30, 2009. The change in accrued compensation is due to timing of payroll payments, vacation and other employee benefits. The change in accrued income taxes is due to the timing of estimated payments and our usage of state tax net operating loss carryforward, which had previously been suspended by California.

Net cash used in investing activities during the six months ended June 30, 2010, was $26.0 million, as compared to $39.1 million for the same period in 2009. This decrease of $13.1 million was due to decreased net purchases of investments offset by increased purchases of property and equipment primarily related to the purchase of our newly acquired laboratory facility and improvements therein and related equipment and other capital expenditures in the amount of $17.3 million (See Note 2, Selected Condensed Consolidated Balance Sheets Detail, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Net cash provided by financing activities during the six months ended June 30, 2010, was $3.9 million, as compared to $2.4 million for the same period in 2009. This increase was primarily due to net proceeds from employee stock transactions and excess tax benefits related to disqualifying dispositions on stock-based compensation awards.

Liquidity Restrictions

As of June 30, 2010, we held a single auction rate security, or ARS, with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of June 30, 2010, of $4.4 million, net of a temporary impairment of $513,000 due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of June 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $513,000 as of June 30, 2010. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until the auctions begin occurring, the issuer restructures the debt or until the contractual maturity date. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan. Subsequent to the quarter ended June 30, 2010, we received notification that the issuer will be partially redeeming the ARS at par. As a result, we expect to receive cash proceeds of $75,000 related to this redemption in August 2010.

As of June 30, 2010, we had total restricted cash of $180,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2012.

Income Tax

During the year ended December 31, 2008, the usage of net operating losses, or NOLs, was suspended by the state of California for the years ended December 31, 2008 and 2009. This meant we were unable to utilize our NOLs, which amounted to approximately $27.0 million during those years. We expect to be able to utilize all or a portion of these NOLs to offset our state income tax payments during the year ending December 31, 2010, resulting in lower income tax payments for California.

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

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and volatile economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of June 30, 2010, we do not have any outstanding debt. We do not anticipate having to obtain any form of debt in the near future.

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

On January 4, 2010, we entered into a six-year operating lease, with lease payments commencing on May 1, 2010, for an additional 33,000 square feet of space in Carlsbad, California, into which we will expand our current customer service and support operations following the substantial completion of improvements, estimated to occur in the third quarter of 2010. Building improvements and related capital expenditures are expected to cost approximately $4.0 million. The lease contains one five-year extension option and is subject to annual rent increases. The annual non-cancelable future minimum payments under the lease total approximately $192,000, $392,000, $404,000, $416,000 and $428,000 in 2010, 2011, 2012, 2013 and 2014, respectively.

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

Interest Rate Risk

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at fair value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities. If a 100 basis point change in overall interest rates were to occur in 2010, our interest income would change by approximately $603,000 in relation to amounts we would expect to earn assuming investment securities balances and types of investment securities are consistent with those as of June 30, 2010.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended June 30, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable CPI update. For example, for calendar year 2010, clinical laboratories received a 1.9% rate decrease from Medicare effective for calendar year 2010, as compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. Further decreases to the clinical laboratory schedule are anticipated as the ACA, signed into law on March 23, 2010, applies a productivity adjustment to the CPI update for the clinical laboratory fee schedule (provided the productivity adjustment does not cause a negative update) beginning in 2011 and also calls for an annual reduction of 1.75% to the clinical laboratory fee schedule for each of the calendar years from 2011 through 2015. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the reduction in the clinical laboratory fee schedule for 2010 and future reductions as described above, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009, Congress has intervened multiple times to freeze or increase the conversion factor. As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.

Future Congressional action is uncertain and future methodological changes may result in reductions or increases to the Medicare physician fee schedule. Reductions in Medicare’s reimbursement rates for pathology services would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

Effective January 1, 2009, CMS implemented Phase VIII Medically Unlikely Edits, or MUEs. CMS developed MUEs to place limits on certain Medicare billing codes in order to reduce the paid claims error rate for Medicare Part B claims. An MUE value is the maximum units of service that a provider may be paid for a single beneficiary on a single date of service.

Several of the MUEs pertain to procedures that we perform. In response to concerns from the laboratory industry, effective April 1, 2009, CMS temporarily suspended ninety-eight MUEs for pathology, cytopathology, and molecular diagnostics services. Thirty-six of these MUEs were re-implemented on July 1, 2009. The implementation of the remaining MUEs and the implementation of others in the future could inhibit our ability to be reimbursed for services that we report. However, if it is medically reasonable and necessary to provide units of service in excess of an MUE, we may be able to modify such claims in order to be fully reimbursed.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for over half of our revenues for the six months ended June 30, 2010 and 2009. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as “in-network” in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable “out-of-network” patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as “in-network,” thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their community-based hem/onc. As a result, that community-based hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

Should any of the third party payors with whom we are not contracted insist that we enter into a contract for the specialized diagnostic services we provide, the resulting contract may contain pricing and other terms that are materially less favorable to us than the terms under which we currently operate. If reimbursement from a particular payor increases, there is heightened risk that such a third party payor will insist that we enter into contractual arrangements that contain less favorable terms. If we refuse to enter into a contract with such a third party payor, they may refuse to cover and reimburse us for our services, which may lead to a decrease in case volume and a corresponding decrease in our revenues. We have recently observed that third party payors and our competitors have increased their efforts and tactics to drive community-based hem/oncs’ use of in-network diagnostic providers rather than out-of-network providers. These intensified efforts adversely impact our case volumes which in turn adversely impacts our operating results. If this trend continues, our case volumes may be further negatively impacted, which would have a further adverse impact on our business and operating results. If we contract with such a third party payor, although our case volume may increase as a result of the contract, our revenues per case under the contractual agreement and our gross margins may decrease. We expect that over time we increasingly will enter into contractual arrangements with such third party payors. The overall net result of contracting with third party payors may adversely affect our business, results of operations and financial condition.

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

For example, on March 23, 2010, the ACA was signed into law, setting forth federal healthcare reform promised by the current administration and expanding access to healthcare. In addition to the previously described annual adjustments to the clinical laboratory fee schedule changes starting in 2011, specific impacts of the ACA on us include establishing an Independent Payment Advisory Board, or IPAB, which will be granted significant authority over Medicare reimbursements beginning in 2015. The IPAB will submit proposals with the purpose of reducing Medicare costs and improving the quality of healthcare for Medicare beneficiaries. The IPAB proposals will be implemented automatically unless Congress passes alternative proposals that accomplish the same level of budgetary savings. The ACA also establishes various demonstration programs and creates a Center for Medicare and Medicaid Innovation that will examine innovative and alternative payment and delivery methods. While we believe this reform may benefit our industry by increasing access to healthcare, uncertainty surrounding the overall affect of these changes and future reductions may have an adverse impact on us and our results of operations. In addition, as a result of the recent administration’s focus on healthcare reform, there is risk that the Federal government may implement additional changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including community-based hem/oncs, will not use our services, if as a result of these measures, third party payors do not provide adequate coverage and reimbursement for them is lacking. Furthermore, increased outsourcing of claims processing by third party payors has in some cases increased the delay in which we receive payment. As a result, our DSO has and may continue to increase if such practices persist. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.

For over half of our revenues for the six months ended June 30, 2010 and 2009, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended June 30, 2010, we recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased our revenues by $1.8 million, of which $29,000 pertained to the three months ended March 31, 2010. During the six months ended June 30, 2010, we recorded positive changes impacting revenue by $2.7 million. In comparison, during the three months ended June 30, 2009, we recorded similar positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased our revenues by $3.7 million, of which $591,000 pertained to the three months ended March 31, 2009. During the six months ended June 30, 2009, we recorded positive changes impacting revenue by $5.1 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reduction of $1.9 million and $2.4 million in these changes in prior period revenue accounting estimates for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, is a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and our gradual transition to a larger percentage of contracted payors. Because a substantial portion of our revenue is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which, may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

*	Our inability to obtain new customers and retain new and existing customers, or maintain or increase the tests ordered or specimens submitted by existing customers, could adversely affect our business and financial condition.

To offset efforts by third party payors to control the cost, utilization and delivery of healthcare services, we need to obtain new customers and retain new and existing customers, as well as maintain or increase the tests ordered or specimens submitted by existing customers. Our laboratory testing volumes are impacted by recent developments affecting our community-based hem/onc customers, including insourcing of diagnostic testing by physician practices, transitions to new business models that can adversely impact their utilization of out-of-network diagnostic labs, consolidation of community-based hem/onc practices with local or regional hospitals, the closing, downsizing or other adverse impacts on community-based hem/onc practices as a result of a reduction in Medicare reimbursements and uncertainty associated with healthcare reform. Our testing volumes are also impacted by industry-wide trends including the rapidly growing number of small diagnostic labs competing with our business and attempting to replicate our services, increased direct billing arrangements with ordering physicians and increasing managed care efforts and tactics to pressure our physician customers to use in-network diagnostic providers and restrict the use of out-of-network diagnostic providers. A reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in our customer base, would impact our ability to successfully grow and have a material adverse impact on our net revenues and profitability.

We compete primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, and ability to employ qualified personnel. Our inability to successfully compete in these areas could result in the loss of customers (particularly large groups of customers), and could adversely impact our ability to obtain new and retain new and existing customers and successfully grow our business.

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

As a specialized diagnostic service provider, we rely extensively on our high quality of service to attract and retain community-based hem/oncs and other healthcare professionals as our customers at the expense of our larger competitors. We compete primarily on the basis of the quality of testing, reporting and information systems, reliability in patient sample transport, reputation in the medical community, access to our highly qualified hempaths and our ability to expand our service offerings to our core community-based hem/onc customers. For example, we generally provide treating community-based hem/oncs with telephonic access on an almost real-time basis to the specific hempath that generates a report and analysis on the specific patient. Our failure to provide services superior to the laboratories with which we compete could adversely affect our revenues and profitability.

We have noticed a rapidly increasing number of small diagnostic laboratories competing with our business and attempting to replicate our services. Because we do not rely on our intellectual property portfolio to impede others from copying our business, there are no significant barriers to entry into our business and new or existing laboratories could replicate our key service offerings and business model and enter our market to compete with us with relatively low upfront investments, which could adversely affect our business and prospects.

*	We are highly dependent on Cartesian for the services of our hempaths and any significant difficulties in recruiting or retaining these highly trained hempaths could adversely affect our revenues and results of operations.

Our business is highly dependent on the availability of hempaths, who provide professional services to us through Cartesian and we would be unable to provide our specialized diagnostic services without them. Cartesian is actively recruiting additional hempaths to work with us as we continue to expand our business. We believe there are approximately 1,500 hempaths licensed in the United States and only approximately 75 new hempaths receive board certification in the United States each year. Our PSA with Cartesian is automatically renewed on a yearly basis but may be terminated by us at any time on 60 days’ prior written notice and either party may terminate the PSA upon the other party’s uncured material breach. We have not used the services of any hempaths from any entity other than Cartesian and we do not believe there is another organization operating in our geographic region that would be able to provide us with comparable professional services. Should Cartesian be unable to retain the hempaths that provide professional services to us, or if Cartesian fails in its efforts to recruit additional hempaths to provide us professional services, our ability to maintain and grow our business may be impaired. In addition, Cartesian may be required to offer higher compensation to hempaths in connection with recruitment and retention efforts and these increased compensation expenses would be reflected in the amount we pay to Cartesian through the PSA. We may be unable to recover these increased expenses through price increases or reimbursements for our diagnostic services or otherwise successfully recruit and retain an adequate number of hempaths. In addition, if Cartesian were to experience significant turnover in hempaths, our ability to perform our specialized diagnostic services and our revenues and results of operations could be adversely affected.

*	We must hire and retain qualified sales representatives to grow our sales.

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing field sales representatives and hiring new field sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of field sales representatives could limit our ability to maintain or expand our business and increase sales. This may prove to be a greater challenge if we continue to experience a diminished rate of growth as slower growth may make it more difficult for field sales representatives to attain certain incentive-based components of their compensation and therefore we may have more difficulty retaining and motivating our field sales representatives or hiring new field sales representatives. Even if we are able to increase our sales force, our new sales personnel may not provide the same sufficient high quality service and attention to community-based hem/oncs to effectively market and sell our specialized diagnostic services as provided in times of rapid growth. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly.

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

*	If we fail to attract and retain key management and other personnel, we may be unable to successfully maintain or develop our business.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. In addition to the intense competition for qualified personnel in the healthcare industry, the San Diego area is characterized by a high cost of living, particularly for housing. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We may experience a higher rate of attrition than in the past because of the recent significant decline in our stock price. Equity compensation awards to our employees, particularly our key employees, have been a significant component of overall compensation and serve as an important retention device. As a result of the significant decline in our stock price during the past several months, a significant portion of stock option awards held by our employees were granted at a price higher than the current price of our stock and therefore may no longer serve as an effective retention device. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our operational objectives, our revenue growth and our ability to implement our business strategy.

*	We may experience difficulties in managing our growth and our growth rate may decline.

Our revenues have grown to $50.9 million and $98.3 million for the three and six months ended June 30, 2010, respectively, up from $45.3 million and $84.5 million for the same periods in 2009. This growth has put significant pressure on our systems and operations. As of June 30, 2010, we employed 476 employees, including Cartesian employees and 8 part-time employees. Our current organization, and our systems and facilities currently in place, may not be adequate to support our future growth. In order to effectively manage our operations and any growth, we may need to:

•

appropriately scale our internal infrastructure, including expansion of our laboratory facilities, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

•

maintain and strengthen our relationships with our community-based hem/onc customers as we increase the number of our sales and marketing personnel and increase our presence in the various geographic markets we serve;

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

If we are not able to successfully implement the tasks necessary to further expand our operations, our business, including the quality of our services and our billing, reimbursement, compliance and quality assurance systems, our results of operations and our financial results could be adversely affected. In addition, if our revenues continue to grow, our period over period growth rate may still decline. We have experienced a decline in our growth rate during the first and second quarter of 2010, as compared to the prior year and it is possible that this trend may continue or that our growth rate may further decline and it is possible that overall demand for our diagnostic services may decline. Even if we are able to successfully implement the tasks necessary to further expand our operations to meet anticipated growth, there is no certainty that there will be sufficient demand for our diagnostic services to fully utilize our expanded capacity. In the event that we expand our operations but are unsuccessful in maintaining our expected growth and increases to case volume, our operating margins, profitability and our financial results could be adversely affected.

*	We are continuing to expand our infrastructure by establishing additional laboratory space and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

As of June 30, 2010, we occupied approximately 160,000 square feet of office and laboratory space in three separate facilities in Carlsbad, California. In January 2010, we entered into a purchase agreement to acquire a 44,000 square foot facility and related land to be used for laboratory space. This facility became operational during the second quarter of 2010. In January 2010, we also entered into a lease agreement for approximately 33,000 square feet of space in Carlsbad, California to be used as a customer service and support facility. This facility is undergoing improvements and is expected to be ready for our use in the third quarter of 2010. When we complete the tenant improvements for the additional space, we expect to have approximately 193,000 square feet of total available office and laboratory space in Carlsbad, California. Although we believe that our current facilities, including those currently undergoing improvements, are adequate for our needs for the immediate future and that, if necessary, suitable additional space will be available as needed to accommodate expansion of our operations on commercially reasonable terms, there is no guarantee that adequate additional space will be available as needed on terms acceptable to us. In addition, although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we may replicate our current California-based operations in a geographically different location in the future. In order to perform improvements on the newly acquired facilities in Carlsbad, California and to later establish a backup laboratory facility in another region, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a facility. It may take time for us to derive the same economies of scale in our new laboratory facility that we have in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. As we expand into other locations, including limited international expansion, there will be enhanced potential for logistical or other issues, including regulatory compliance issues and issues that may be specific to particular foreign countries. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. Should our rate of revenue growth continue to decline as it has over the past two quarters, as compared to the prior year, this decrease in our operating margins could be exacerbated. We will need to continue to expand our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

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

In the event our current operating laboratory facilities are damaged or destroyed, we would need to engage a third party to perform laboratory testing services on our behalf. In order to rely on a third party to perform these testing services, we could only use another facility with established state licensure and CLIA accreditation. We cannot assure you that we would be able to find another CLIA-certified facility, or that another laboratory would be willing to perform the necessary tests for us on commercially reasonable terms. Finding a new laboratory that meets the required state licensure and CLIA accreditation standards or developing new systems necessary to operate our business under these circumstances would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services or to provide the same level of quality in our services as we currently provide, which would harm our reputation and adversely affect our business, results of operations and financial condition.

*	We incur financial risk related to collections.

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we bill many different payors such as insurance companies, governmental payor programs and patients, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to increases in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of June 30, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $7.2 million and $5.4 million, respectively. For the three months and six months ended June 30, 2010, we had write-offs, net of recoveries, of $543,000 and $941,000, respectively, as compared to $614,000 and $773,000 for the same periods in 2009.

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

We rely almost exclusively on a single carrier, Federal Express, for reliable and secure point-to-point transport of patient bone marrow and other samples to our laboratory and enhanced tracking of these patient samples. Federal Express has tailored some of its systems and processes to meet our specific needs in providing high quality services to our community-based hem/onc customers. In our specialty diagnostic field, patient samples more often than not include bone marrow biopsies, which are both technically difficult for a physician to obtain and extremely uncomfortable for patients to endure. Should Federal Express encounter delivery performance issues such as loss, damage or destruction of a sample, it would be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased referrals from physicians for our specialized diagnostic services and increased cost and expense to our business. In addition, any significant increase in shipping rates or fuel surcharges could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis.

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

In order for community-based hem/oncs to arrive at the correct diagnosis, choose or modify appropriate therapeutic regimens and monitor the effectiveness of these regimens, they currently require highly specialized diagnostic services that analyze blood and bone marrow samples. We focus our diagnostic efforts primarily on specific malignancies of the blood and bone marrow. Serial blood and bone marrow examinations are often performed to follow the progress of the disease and the patient’s response to therapy. Technological innovations or other advances in medicine that result in the creation of enhanced diagnostic tools may enable other clinical laboratories, hospitals, physicians or other medical providers, or patients, to provide specialized diagnostic services similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible such as point-of-care tests which physicians can perform in their offices or highly specialized tests that can be performed by hospitals in their own laboratories. Although the CLIA accreditation process and compliance costs make it difficult for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care tests and equipment to physicians. Advances in technology or medicine may also result in a cure or prophylactic treatment for some of the diseases on which we focus which could reduce or eliminate the need to obtain and analyze blood and bone marrow samples. This could substantially reduce or eliminate our market opportunity and adversely affect our business, prospects, results of operations and financial condition.

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

We incurred losses in each full fiscal year from inception through 2006, and have recovered our maximum accumulated deficit as of December 31, 2006 of $55.3 million, resulting in accumulated earnings of $31.0 million as of June 30, 2010. This is compared to accumulated earnings of $20.0 million as of December 31, 2009. Although we continue to be profitable, our growth rate over the past two quarters has declined, as compared to prior years, and may continue to decline in the future and there is no guarantee that we will be able to continue to maintain or increase our profitability. It is possible that we may incur operating losses in the future or that our operating margins and profitability may decline as we expand our infrastructure, increase selling expenses and general and administrative expenses or if we are unable to continue to maintain or increase our revenues or control expenses. Because of the numerous risks and uncertainties associated with our growth prospects, sales and marketing and other efforts and factors, we are unable to predict with certainty whether we will be able to remain profitable or predict the extent of our future profitability or losses.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of further healthcare reform or other legislative activity in the near term, which may result in changes in the regulatory or payor environment that may adversely affect our operations and billing practices and may require us to make significant changes to the way we operate our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the Stark Law;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•	restrictions on reimbursements for our services;

•	federal and state laws governing laboratory testing, including CLIA and, potentially, FDA regulations;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests, or LDTs, which are sometimes also referred to as “home brews”;

•

Health Insurance Portability and Accountability Act of 1996, or HIPAA, including expansion and amendments thereto by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act and analogous state laws;

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with these rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For over half of our revenues for the three and six months ended June 30, 2010 and 2009, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if their physician would have selected an “in-network” provider to perform their laboratory services. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above could adversely affect our business, results of operations and financial condition.

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

Reimbursement from Medicare and Medicaid accounted for approximately 39% and 37% of our revenues for the three and six months ended June 30, 2010, respectively, as compared to 39% and 40% for the same periods in 2009. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

We are subject to CLIA, which is administered by CMS and extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as “high complexity” under CLIA, the laboratory may obtain ASRs, which are used to develop in-house diagnostic tests known as LDTs. We received our CLIA accreditation certificate as a “high complexity” laboratory in mid-2004. To renew this certificate, we are subject to survey and inspection every two years as well as the possibility of unannounced inspections at any time. Our CLIA accreditation was renewed in February 2009 and expires on February 3, 2011.

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

*	Certain of our specialized diagnostic tests take advantage of the LDT exception from the FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our business and results of operations.

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called LDTs. The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs as a matter of enforcement discretion. A majority of our specialized diagnostic tests are LDTs for which we have not obtained the FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our LDTs are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. As a result of recent industry events and comments from the FDA, it is likely that the FDA will look at the sale and use of LDTs with heightened scrutiny or modify their regulatory approach with respect to LDTs. We cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain diagnostic tests that we perform. Any such premarket clearance requirements could restrict or delay our ability to provide our specialized diagnostic services and may adversely affect our business and results of operations.

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

As of June 30, 2010, we held a single ARS with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of June 30, 2010 of $4.4 million, net of a temporary impairment of $513,000 due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. We can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of June 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. Although unsuccessful, the last auction occurred on September 10, 2008, prior to the bankruptcy of the broker/dealer that managed the auction. The funds associated with this security will not be accessible until the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $513,000 as of June 30, 2010. In the meantime, the issuer continues to pay the interest as scheduled and has had two partial redemptions as of December 31, 2009, and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents and short-term investment securities and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

In addition to the sustained weakness in the global credit markets, the financial services industry and the U.S. capital markets, the U.S. economy as a whole has been experiencing a period of substantial turmoil, volatility, and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. Many of our community-based hem/onc customers have noticed a recent decline in visits by their patients in connection with the sustained weakness in the U.S. economy. The long-term impact of these events on our business and the severity of the current economic crisis are uncertain. It is possible that the state of the global credit markets, the U.S. capital markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. Governmental payors private insurers and other private payors, from which we receive a substantial portion of our revenue, may delay payment or be unable to satisfy their reimbursement obligations as a result of the current economic crisis. A decrease in reimbursement would likely have a negative impact on the use of our specialized laboratory services and our revenue. The current tightening of global credit may create a delay or disruption in the performance or satisfaction of commitments to us by the vendors we rely on for the manufacture and supply of our laboratory instruments, equipment and materials, which could adversely affect our business.

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

•

changes to the community-based hem/onc practice, including reductions in the number of community-based hem/oncs and their need to manage margins or otherwise take actions that adversely affect our business;

•	increased investigative or enforcement initiatives by governmental and other third party payors;

•	additions or departures of key personnel;

•	recommendations and studies published by various organizations with respect to our services or those offered by our competitors;

•	variations in our quarterly operating results, including the number of business days in each quarter;

•	declining growth rates, margins and profitability;

•	changes in our accounting estimates;

•	changes in our DSO level;

•	changes in securities analysts’ estimates of our financial performance;

•	announcements of acquisitions or other strategic transactions by us or our competitors;

•	announcements of new products or services offered by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies or in the broader markets generally;

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

As of July 20, 2010, our executive officers, directors, and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 41% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 701 under the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject, in the case of shares of our common stock held by affiliates, to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.2 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of July 20, 2010. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations or fluctuations in our operating results or other factors may cause the market price of our common stock to decline. For example, following our announcement on June 16, 2010, we had revised our second quarter and annual guidance for 2010, our stock price dropped from $22.88 to $16.90. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect our business.

*	If we are not the subject of securities analyst reports or if securities analysts continue to downgrade our common stock or our sector, the price of our common stock could be negatively affected.

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts’ coverage, which in turn could affect the price of our common stock. In addition, in the past, particularly during the second quarter of 2010, we have had the outlook for our stock downgraded by analysts, and we may continue to have securities or industry analysts downgrade the outlook for our stock or one of our competitors’ stocks, which could negatively affect the price of our stock. Furthermore, if securities or industry analysts choose to terminate coverage of our stock, the trading price of our common stock may also be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid (per share)	Total Value Paid by the Company	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2010 through April 30, 2010	—	$—	$—	—
May 1, 2010 through May 31, 2010	—	—	—	—
June 1, 2010 through June 30, 2010	375	25.78	9,668	—

Total	375	$25.78	$9,668

(1)	The shares repurchased by us during the months listed above represent shares that were repurchased from our directors who elected, at the time of grant and pursuant to the terms of their Restricted Stock Unit Award Agreements under our 2007 Equity Incentive Plan, to sell us shares of our common stock underlying said RSUs, at a price per share equal to the fair market value of a share of our common stock on the vesting date, for the purpose of satisfying the tax obligation created by the vesting of such RSUs.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

22.1(4)	Submission of Matters to a Vote of Security Holders.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), filed with the Securities and Exchange Commission on June 1, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date: July 29, 2010	By:	/s/ DOUGLAS A. SCHULING
Douglas A. Schuling
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)