Form 10-Q
period 2010-09-30
GENOPTIX INC
filed 2010-11-04
CIK 1138412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 17,609,081 as of October 25, 2010.

GENOPTIX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,068	$27,945
Short-term investment securities	118,503	113,049
Accounts receivable, net of allowance for doubtful accounts of $7,367 and $5,387 at September 30, 2010 and December 31, 2009, respectively	35,801	27,707
Income tax receivable	1,598	—
Deferred tax asset	5,406	5,406
Other current assets	3,391	3,320

Total current assets	184,767	177,427
Property and equipment, net	37,361	13,826
Restricted cash	180	270
Long-term investment security	4,524	3,786
Long-term deferred tax asset	1,525	1,800
Other long-term assets	1,824	346

Total assets	$230,181	$197,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,759	$8,322
Accrued compensation	7,733	4,667
Income tax payable	1,417	1,557
Deferred revenues	1,454	1,225
Deferred rent	306	331

Total current liabilities	19,669	16,102
Long-term deferred rent	1,722	1,732
Other long-term liabilities	101	117

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 17,603 and 17,276 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	18	17
Additional paid-in capital	173,468	160,064
Treasury stock, at cost; 3 and 1 shares held at September 30, 2010 and December 31, 2009, respectively	(68)	(25)
Accumulated other comprehensive loss	(65)	(546)
Retained earnings	35,336	19,994

Total stockholders’ equity	208,689	179,504

Total liabilities and stockholders’ equity	$230,181	$197,455

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$49,522	$50,807	$147,858	$135,294
Cost of revenues	21,104	18,402	60,349	50,603

Gross profit	28,418	32,405	87,509	84,691
Operating expenses:
Sales and marketing	10,224	8,217	31,075	22,538
General and administrative	8,478	7,287	25,943	21,168
Research and development	720	522	1,529	1,049

Total operating expenses	19,422	16,026	58,547	44,755

Income from operations	8,996	16,379	28,962	39,936
Interest and other income	200	334	730	1,268

Income before income taxes	9,196	16,713	29,692	41,204
Income tax expense	4,799	7,251	14,350	17,926

Net income	$4,397	$9,462	$15,342	$23,278

Net income per share:
Basic	$0.25	$0.55	$0.88	$1.38

Diluted	$0.24	$0.53	$0.84	$1.30

Shares used to compute net income per share:
Basic	17,591	17,089	17,492	16,909

Diluted	18,145	17,965	18,169	17,892

See accompanying notes to the condensed consolidated financial statements.

GENOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$15,342	$23,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,201	2,583
Provision for doubtful accounts	3,963	2,240
Stock-based compensation expense	9,541	7,306
Excess tax benefits from stock-based compensation awards	(2,964)	(3,403)
Amortization of premium on investment securities, net	1,640	458
Deferred taxes	—	(29)
Realized gain on sale of investment securities	(6)	—
Loss on sale of property and equipment	3	6
Changes in operating assets and liabilities:
Accounts receivable	(12,057)	(10,165)
Other current and long-term assets	(53)	(713)
Accounts payable and accrued expenses	(138)	2,922
Accrued compensation	3,066	4,552
Income taxes	1,229	3,756
Deferred revenues	229	754
Deferred rent	137	43

Net cash provided by operating activities	23,133	33,588

Investing activities:
Purchase of property and equipment	(26,332)	(3,240)
Purchase of investment securities	(102,890)	(120,508)
Proceeds from sales and maturities of investment securities	95,820	67,434
Purchase of intangibles	(1,520)	(150)
Release of restricted cash	90	90

Net cash used in investing activities	(34,832)	(56,374)

Financing activities:
Proceeds from issuance of common stock, net	1,496	1,609
Payment of taxes for issuance of restricted stock units	(595)	(458)
Excess tax benefits from stock-based compensation awards	2,964	3,403
Repurchase of common stock	(43)	(11)

Net cash provided by financing activities	3,822	4,543

Net decrease in cash and cash equivalents	(7,877)	(18,243)
Cash and cash equivalents at beginning of period	27,945	38,108

Cash and cash equivalents at end of period	$20,068	$19,865

Supplemental information:
Income taxes paid	$13,134	$14,222

Non-cash investing and financing activities:
Unrealized gain on investment securities, net	$756	$584

Change in accrued purchases of property and equipment	$555	$69

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments have been included and represent only normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 25, 2010. The Company evaluated subsequent events occurring up to the time this quarterly report on Form 10-Q was filed with the SEC. See Note 9, Subsequent Events, in these notes to the condensed consolidated financial statements for discussion of subsequent events.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are generally billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare providers such as hospitals and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare providers, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly. During the three months ended September 30, 2010, the Company recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $1.6 million, of which $551,000 pertained to the six months ended June 30, 2010, and the remaining $1.0 million related to prior years. During the nine months ended September 30, 2010, the Company recorded positive changes increasing revenue by $3.8 million. In comparison, during the three months ended September 30, 2009, the Company recorded similar positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased the Company’s revenues by $4.4 million, of which $3.1 million pertained to the six months ended June 30, 2009, and the remaining $1.3 million related to prior years. During the nine months ended September 30, 2009, the Company recorded positive changes which increased revenue by $6.4 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reduction of $2.8 million and $2.6 million in these changes in prior period accounting estimates for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, is a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data and the Company’s gradual transition to a larger percentage of contracted payors. As of September 30, 2010 and December 31, 2009, the Company had uncollected accounts receivable from non-contracted payors of $22.8 million and $17.0 million, respectively.

Recent Accounting Pronouncements

During the nine months ended September 30, 2010, the Company adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605), or ASU No. 2009-13. ASU No. 2009-13 established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for a deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third party evidence is available. The standard eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This standard is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption of ASU No. 2009-13 is permitted. The Company adopted this guidance on a prospective basis at the beginning of the first quarter of 2010. Prospective application requires the Company to apply the guidance to new arrangements entered into or arrangements that have been materially modified since January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

During the nine months ended September 30, 2010, the Company adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of the first quarter of 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

During the nine months ended September 30, 2010, the Company adopted ASU No. 2010-09, Subsequent Events, which amended the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company beginning in the first quarter of 2010. The amendment was effective and adopted by the Company in February 2010. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

2. Selected Condensed Consolidated Balance Sheets Detail

Investment Securities

The following tables present a summary of the Company’s available-for-sale investment securities:

	September 30, 2010 (unaudited)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$64,670	$131	$(9)	$64,792
Corporate debt securities	38,131	68	(9)	38,190
Government-sponsored enterprise securities	15,478	43	—	15,521

	$118,279	$242	$(18)	$118,503

Long-term investment security:
Auction rate security	$4,850	$—	$(326)	$4,524

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short-term investment securities:
Municipal securities	$52,619	$212	$—	$52,831
Corporate debt securities	7,100	43	(1)	7,142
Government-sponsored enterprise securities	45,677	39	(12)	45,704
U.S. treasury securities	6,842	—	(3)	6,839
Certificate of deposit	530	3	—	533

	$112,768	$297	$(16)	$113,049

Long-term investment security:
Auction rate security	$4,925	$—	$(1,139)	$3,786

As of September 30, 2010, the gross unrealized losses of $18,000 on short-term investment securities represent temporary impairments on the municipal and corporate debt securities of multiple issuers, which have been in loss positions for less than 12 consecutive months and were primarily caused by negative changes in the overall economic environment.

As of September 30, 2010 and December 31, 2009, the Company held a single auction rate security, or ARS, with a cost basis of $4.9 million. As of September 30, 2010, the ARS was classified as a long-term investment security at fair value of $4.5 million, net of a temporary impairment of $326,000 due to the illiquidity of the investment security, compared to a fair value of $3.8 million at December 31, 2009, net of a temporary impairment of $1.1 million (see Note 3 in these notes to the condensed consolidated financial statements). During the three months ended September 30, 2010 and 2009, the ARS was partially redeemed at par by the issuer, resulting in aggregate cash proceeds of $75,000 in each period. The Company intends to hold the ARS for an adequate period of time to allow for the full recovery of the par value. The Company believes this will exceed 12 months, and accordingly, the ARS has been classified as a long-term investment.

All impairments were recognized as temporary impairments and were recorded, net of tax, on the condensed consolidated balance sheet in accumulated other comprehensive loss. The Company had realized gains of $0 and $6,000 for the three and nine months ended September 30, 2010, respectively, and no realized gains or losses for the same periods in 2009.

The following table presents a summary of the Company’s available-for-sale investment securities by contractual maturity:

	September 30, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Contractual maturity:
One year or less	$69,847	$69,942
One to two years	16,303	16,392
Two to three years	2,898	2,925
Greater than three years	34,081	33,768

	$123,129	$123,027

Although certain of the Company’s municipal securities and ARS have contractual maturities through 2049, the effective maturities for the Company’s available-for-sale investment securities do not exceed 36 months.

Property and Equipment

The following table presents a summary of the Company’s property and equipment:

	Estimated Useful Life	September 30, 2010 (unaudited)	December 31, 2009
		(in thousands)
Land	—	$3,127	$—
Building & building improvements	3 - 40	14,672	—
Leasehold improvements	Lesser of remaining lease term or useful life	6,584	6,568
Machinery and equipment	5	8,228	5,770
Computers and software	3	6,947	4,996
Furniture and fixtures	5	3,136	1,868
Construction in process	—	4,548	1,186

		47,242	20,388
Accumulated depreciation		(9,881)	(6,562)

		$37,361	$13,826

Depreciation expense of $1.3 million and $3.2 million was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively, compared to $911,000 and $2.6 million for the same periods in 2009.

The Company capitalizes tenant improvements related to landlord lease incentives as property and equipment with an offsetting credit to deferred rent. The Company is amortizing the lease incentives on a straight-line basis over the term of the lease. Amortization related to the landlord lease incentives amounted to $57,000 and $172,000 for the three and nine months ended September 30, 2010 and 2009, respectively for both years, which were recorded as a reduction to rent expense in the condensed consolidated statement of operations.

In January 2010, the Company entered into a purchase agreement to acquire 44,000 square feet of laboratory space in Carlsbad, California. The building and related land were purchased for $7.6 million. The Company began occupying the building at the end of the second quarter of 2010, following the completion of approximately $10.2 million in building improvements.

Other Long-term Assets

The following table presents a summary of the Company’s other long-term assets:

	September 30, 2010 (unaudited)	December 31, 2009
	(in thousands)
Intangible assets	$1,720	$200
Accumulated amortization	(71)	(47)

Intangible assets, net	1,649	153
Long-term prepaid expenses and deposits	175	193

	$1,824	$346

The intangible assets consist of rights to certain technologies through licensing agreements in exchange for up-front payments, milestone payments, royalty payments, or some combination thereof. These intangibles are capitalized as they have probable future economic benefit and are being amortized over their estimated useful life. Amortization expense amounted to $7,000 and $24,000 for the three and nine months ended September 30, 2010, respectively, compared to $8,000 and $23,000 for the same periods in 2009, and is classified as cost of revenues on the Company’s condensed consolidated statement of operations. The Company may be required to make future payments to its licensors based on the achievement of milestones set forth in these agreements. The Company’s estimated aggregate amortization expense related to licensing rights for the next five years is $33,000, $170,000, $174,000, $172,000 and $176,000 for the remainder of 2010 and for the full years of 2011, 2012, 2013 and 2014, respectively.

Treasury Stock

The Company repurchased shares of common stock issued to certain directors under their restricted stock unit, or RSU, agreements for the purpose of satisfying the director’s minimum tax obligations created by the vesting of their RSUs. During the three and nine months ended September 30, 2010, the Company repurchased 1,166 and 1,915 shares, respectively, such shares representing a total value of $21,000 and $43,000, respectively. As of September 30, 2010, the Company has repurchased an aggregate of 2,664 shares with a total value of $68,000, compared to 749 shares repurchased with a total value of $25,000 as of December 31, 2009. The Company accounted for these repurchased shares as treasury stock transactions using the cost method. The value of the shares repurchased was classified as treasury stock, a reduction in stockholders’ equity, on the condensed consolidated balance sheets.

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

Level 1	Real-time quoted prices in active exchange markets for identical assets or liabilities

Level 2	Other significant and readily available observable inputs for comparable instruments, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents a summary of the Company’s financial instruments subject to ASC Topic 820 measured on a recurring basis:

		Fair Value Measurements
	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Short-term investment securities:
Municipal securities	$64,792	$—	$64,792	$—
Government-sponsored enterprise securities	38,190	—	38,190	—
Corporate debt securities	15,521	—	15,521	—

	$118,503	$—	$118,503	$—

Long-term investment security:
Auction rate security	$4,524	$—	$—	$4,524

Level 1 valuations are obtained from real-time quotes for transactions in active markets for identical assets or liabilities.

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

The Company’s level 3 financial instrument is an ARS issued by a municipality, which is underwritten by an insurance agency. ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The Company can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. The ARS has a contractual maturity in 2038, with a 35-day holding period between scheduled auctions. All auctions occurring between February 2008 and September 2008 were unsuccessful. From September 2008 to July 2010, no auctions occurred due to the filing of bankruptcy by the broker/dealer that managed the auction. In August 2010, a new broker/dealer was appointed and auctions began to occur, although unsuccessful, resulting in the Company continuing to hold the ARS. This ARS continues to be valued as level 3 with unobservable inputs since its auctions began failing in February 2008. As of September 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. The funds associated with this security will not be accessible until the issuer redeems the ARS through a debt restructure, successful auctions begin to occur, a buyer is found outside of the auction process, or the ARS matures in 2038.

The Company has evaluated this ARS based on interest rate spreads, credit quality, underlying assets of the issuer and underwriter, likelihood of a successful auction or redemption in the near term and the ability of the issuer to restructure the debt in the current credit environment. The Company has assumed that the issuer and underwriter would not be able to satisfy its debt obligation until the credit market would provide a debt restructuring opportunity (within the next 3 years) and applied a 1.0% liquidity discount. The issuer of the ARS continues to make interest payments as scheduled and has made three partial redemptions, with two during the year ended December 31, 2009, and one during the three months ended September 30, 2010. Due to the lottery system used to distribute the redemption proceeds, the Company benefited from one of the two redemptions during the year ended December 31, 2009 and one during the three months ended September 30, 2010. Due to the lack of current liquidity, the Company believed that the estimated fair value of this ARS no longer approximated par value and the Company prepared an internal valuation of the ARS. As a result, the Company has recorded a temporary impairment of $326,000 as of September 30, 2010, against a cost basis of $4.9 million, compared to a temporary impairment of $1.1 million as of December 31, 2009, against a cost basis of $4.9 million.

The following table provides a summary of the Company’s change in fair value of the level 3 financial asset:

Level 3 Auction Rate Security
(in thousands)
Balance at December 31, 2009	$3,786
Transfers in (out) of level 3	—
Earned income	—
Total realized/unrealized losses:
Included in earnings	—
Included in accumulated other comprehensive loss	813
Purchases, (sales), issuances, (settlements), (redemptions), net	(75)

Balance at September 30, 2010	$4,524

4. Net Income Per Share

The Company computes net income per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, RSUs, and unissued employee stock purchase plan, or ESPP, shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The net income per share amounts presented below are based on share and net income amounts that are not rounded and, as such, may result in minor differences from the amounts computed based on the equivalent information presented in thousands.

The following table presents a summary of the Company’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$4,397	$9,462	$15,342	$23,278

Denominator:
Weighted average shares of common stock outstanding, net—basic	17,591	17,089	17,492	16,909
Dilutive effect of common equivalent shares	554	876	677	983

Weighted average shares of common stock outstanding, net—diluted	18,145	17,965	18,169	17,892

Net income per share:
Basic	$0.25	$0.55	$0.88	$1.38

Diluted	$0.24	$0.53	$0.84	$1.30

For the three and nine months ended September 30, 2010, the Company excluded stock options and RSUs of approximately 1.9 million and 1.2 million shares, respectively, compared to 588,000 and 546,000 shares for the same periods in 2009, from its dilutive common equivalent shares in its calculation of diluted net income per share because of their anti-dilutive effect.

5. Stock-Based Compensation

The following table presents a summary of the Company’s recognized stock-based compensation expense:

	Three Months Ended September 30,
	2010				2009
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$699	$313	$132	$1,144	$562	$232	$51	$845
Sales and marketing	368	70	157	595	319	19	117	455
General and administrative	733	604	121	1,458	632	562	51	1,245
Research and development	5	—	3	8	—	—	—	—

	$1,805	$987	$413	$3,205	$1,513	$813	$219	$2,545

	Nine Months Ended September 30,
	2010				2009
	Options	RSUs	ESPP	Total	Options	RSUs	ESPP	Total
	(in thousands)
Cost of revenues	$2,059	$963	$261	$3,283	$1,510	$653	$186	$2,349
Sales and marketing	928	200	400	1,528	819	58	433	1,310
General and administrative	2,445	1,992	268	4,705	1,769	1,618	260	3,647
Research and development	15	—	10	25	—	—	—	—

	$5,447	$3,155	$939	$9,541	$4,098	$2,329	$879	$7,306

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

The following table presents a summary of the fair value of employee stock options and ESPP shares estimated at the grant date using weighted average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Grant date fair value (per share)	$8.13	$14.97	$13.09	$15.36	$11.52	$10.50	$12.07	$11.10

Assumptions:
Expected life of awards (years)	6.08	6.08	6.04	6.04	1.25	1.38	1.25	1.19
Risk-free interest rate	2.33%	3.04%	2.57%	2.09%	0.69%	0.80%	0.60%	0.63%
Volatility	44.00%	49.00%	45.57%	50.41%	48.53%	44.95%	47.02%	49.28%
Forfeitures	7.00%	7.00%	7.00%	7.00%	—	—	—	—
Dividend yield	—	—	—	—	—	—	—	—

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

The following table presents a summary of the Company’s outstanding, unvested stock-based awards, adjusted for estimated forfeitures and prior to income taxes:

	September 30, 2010
	Weighted Average Remaining Expense Life	Unrecognized Compensation Expense
	(years)	(in thousands)
Options	2.73	$15,273
RSUs	2.15	5,566
ESPP	1.88	1,391

The following table presents a summary of the Company’s equity incentive plans:

	Equity Incentive Plans	RSUs Outstanding	Options Outstanding
	Shares Available for Issuance	Number of Shares	Number of Shares	Weighted- Average Exercise Price (per share)
	(in thousands, except per share amounts)
Balance at December 31, 2009	1,262	176	2,135	$19.14
Additional shares authorized	556	—	—	—
Granted/issued	(813)	172	641	27.69
Exercised/released	—	(75)	(203)	3.88
Shares withheld for payment of taxes	19	(19)	—	—
Forfeited/cancelled	135	(12)	(123)	30.94

Balance at September 30, 2010	1,159	242	2,450	$22.06

The following table presents a summary of the Company’s equity incentive plan option and RSU additional disclosures as of September 30, 2010:

	RSUs			Options
	Number of Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Outstanding	242	1.19	$3,440	2,450	$22.06	7.59	$7,917
Fully vested and expected to vest	204	1.08	$2,903	2,251	$21.48	7.46	$7,889
Exercisable	—	—	—	1,224	$15.49	6.31	$7,796

During the three and nine months ended September 30, 2010, 0 and 48,000 shares, respectively, were purchased under the ESPP. On January 1, 2010, approximately 173,000 shares were automatically added to the shares authorized for issuance under the ESPP as additional shares reserved for issuance. The shares purchased under the ESPP are deducted from the Company’s shares authorized for issuance under the ESPP, which are separate from the Company’s shares available for issuance under its equity incentive plans.

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010, was $4.8 million and $14.3 million, respectively, compared to $7.3 million and $17.9 million for the same periods in 2009. The Company’s effective tax rate of 52% and 48% for the three and nine months ended September 30, 2010, respectively, differs from the statutory rate primarily due to the impact of non-deductible stock-based compensation expense and California income tax law changes, which were further amplified by lower forecasted income.

In August 2009, the Internal Revenue Service, or IRS, commenced an examination of the Company’s U.S. federal income tax return for the tax year ended December 31, 2007. During the three months ended September 30, 2010, the Company received a Revenue Agent’s Report, which included a Notice of Proposed Adjustment, or NOPA, from the IRS, in connection with their examination of the tax year ended December 31, 2007. The NOPA seeks to increase the Company’s taxable income for the tax years ended December 31, 2007 and 2006, by $19.4 million and $5.9 million, respectively. In determining the adjustment, the IRS utilized a portion of the Company’s net operating loss carry-forwards to offset adjusted net income for the tax year ended December 31, 2007, some of which had been utilized to offset net income on the Company’s income tax returns for the tax years ended December 31, 2008 and 2009. As such, the IRS has assessed the Company additional tax of $507,000, net of net operating loss carry-forwards, for the years ended December 31, 2007 and 2006. The total additional proposed tax excludes interest, penalties, state income taxes, and the effects on any subsequent tax years, related to earlier net operating loss usage. As this assessment and any additional future tax would relate only to the timing of the tax payment, there is no impact to the Company’s effective tax rate or results of operations, other than any payment related to interest or penalties. The Company strongly disagrees with the initial conclusion reached by the IRS in both the Revenue Agent’s Report and NOPA and intends to vigorously pursue available administrative procedures and other legal remedies related to this matter. The Company has not recorded the proposed adjustment in the Company’s condensed consolidated financial statements, as the Company believes the Internal Revenue Code of 1986, as amended, and related regulations support the methodologies used by the Company.

The Company’s unrecognized tax benefits were unchanged during the three and nine months ended September 30, 2010. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations including proposed assessments of additional tax or the expiration of applicable statute of limitations within the next twelve months.

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

The following table presents a summary of the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$4,397	$9,462	$15,342	$23,278
Accumulated other comprehensive income:
Net unrealized gain on investment securities	173	313	756	584
Deferred tax	(63)	(53)	(275)	(164)

	110	260	481	420

	$4,507	$9,722	$15,823	$23,698

8. Commitments and Contingencies

Operating Leases

As of September 30, 2010, the Company leased office and laboratory space and certain equipment under various non-cancellable operating leases. Rent expense under the Company’s operating leases totaled $860,000 and $2.7 million for the three and nine months ended September 30, 2010, respectively, compared to $889,000 and $2.3 million for the same periods in 2009. The Company recognizes operating lease rent expense on a straight-line basis over the lease term.

The following table presents a summary of the Company’s future minimum lease payments as of September 30, 2010:

Operating Leases
(in thousands)
Remainder of 2010	$963
2011	3,671
2012	2,998
2013	2,329
2014	2,399
Thereafter	—

$12,360

9. Subsequent Events

In October 2010, the Company received notification from the California Franchise Tax Board that they will be commencing an examination of the Company’s income tax return for the tax year ended December 31, 2008. To date, there have been no proposed adjustments communicated to management related to this examination.

In November 2010, the Company received notification from the IRS that they will be commencing an examination of the Company’s income tax returns for the tax years ended December 31, 2008 and 2009. To date, there have been no proposed adjustments communicated to management related to these examinations.

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

We maintain a website at www.genoptix.com to which we regularly post copies of our press releases and financial conference presentations as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or certain other information is available. Information contained in our website does not constitute a part of this report.

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

We were organized in 1999, and we began offering specialized diagnostic services in the third quarter of 2004. Our key service offerings include COMPASSSM and CHART®. By ordering our COMPASS service offering, the community-based hem/onc authorizes our hempath to determine the appropriate diagnostic tests to be performed, and our hempath then integrates patient history and previous and current test results into a comprehensive diagnostic report. As part of our CHART service offering, the community-based hem/onc also receives a detailed assessment of a patient’s disease progression over time. Test requisitions for more than half of the patient samples we processed for the three and nine months ended September 30, 2010 and 2009, included our COMPASS or CHART service offerings.

In January 2010, we launched our newest service offering, NexCourse®, a molecular evaluation for colorectal carcinoma and non-small cell lung cancer. NexCourse further expands our service offerings to solid tumor indications and consists of a portfolio of prognostic and predictive tests designed to assist clinicians when evaluating personalized therapy options. In conjunction with other clinical data, NexCourse helps predict whether or not a patient is likely to respond to certain treatments, and which treatments may be ineffective or toxic. NexCourse provides our community-based hem/onc customers with a concise and correlated report with clinically relevant information to assist them with treatment decisions.

We estimate that the U.S. bone marrow testing market alone represents approximately a $1.0 billion opportunity annually and that our current market share for bone marrow procedures is approximately 8%. Our objective is to increase our market share, revenues and profits at a rate faster than the overall growth rate in the market for blood and bone marrow testing services by continuing to provide and expand our high quality, community-based hem/onc focused specialized diagnostic services. In furtherance of this objective, our growth strategy has the following key elements:

•

create efficiencies within our organization by strategically deploying resources to enhance our penetration in key markets and enable us to visit more community-based hem/oncs on a more frequent basis and, in time, to expand into new oncology markets;

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

Our revenues consist primarily of payments or reimbursements received from governmental payors, such as Medicare and Medicaid; private insurers, including managed care organizations; and private payors, such as hospitals, patients, and others for the specialized diagnostic services rendered to our community-based hem/onc customers. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, billing arrangements, contractual allowances, and reimbursement rates.

Additionally, billing for diagnostic services is highly complex. Depending on our billing arrangement with each third party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different billing requirements. Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. We report revenues from contracted payors, including Medicare, certain insurance companies, and certain healthcare providers, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. We estimate amounts to be collected based on our historical collection experience.

We believe the key challenges in being able to increase our market share, revenues, and profitability are our ability to continue to hire and retain qualified field sales representatives, key management and other personnel, Cartesian’s ability to hire and retain hempaths, changes in reimbursement levels for our specialized diagnostic services, changes in regulations, payor policies and contracting arrangements with payors, increased economic and competitive pressures impacting the community-based hem/onc practices we serve and their patients, increased and more aggressive competition from competitors attempting to replicate our key service offerings or provide other services that compete with ours, our ability to appropriately scale our internal infrastructure to capture potential growth while maintaining margins and profitability, our ability to maintain and strengthen our relationships with our community-based hem/onc customers and our ability to continue to improve our operational, financial and management controls, and reporting systems and procedures.

To address these challenges, we are focused upon aligning our sales organization to address changing market dynamics while enhancing our existing community-based hem/onc customer relationships and strategically deploying resources in key markets to enhance our penetration in those markets, while simultaneously assessing new market segments to evolve with market trends. Management is also engaged in ensuring Cartesian is focused on recruiting, hiring and retaining hempaths to provide the professional services component to facilitate future growth. We continuously track and measure the general buying patterns of our community-based hem/onc customers (including cases per month, revenues and cost of revenues per case and turnaround time per case), the levels and timeliness of reimbursement from third party payors, as well as cost and margin trends to balance investments in our infrastructure and personnel with current and projected sales levels. Furthermore, to help maintain the demand for our specialized diagnostic services we continue to focus on the development of new and complementary service offerings that differentiate our services from those of our competitors and to invest in new innovations.

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

Other Factors Affecting Testing Volumes

Our testing volume is dependent on patients visiting their treating physicians. The laboratory testing industry as a whole has generally experienced weaker physician office visits by patients over the past several quarters. This weakness may in part be a result of sustained weakness in the U.S. economy, high unemployment rates, and therefore loss of private insurance coverage of patients, and other factors leading to a slowdown in physician office visits. In addition, our business is primarily focused on community-based hem/onc customers and physician practices. As a result, our lab testing volumes are also impacted by developments affecting these community-based hem/onc practices, including insourcing of diagnostic testing by physician practices, transitions to new business models that can adversely impact their utilization of out-of-network diagnostic laboratories, consolidation of community-based hem/onc practices, the closing, downsizing, or other adverse impacts on community-based hem/onc practices as a result of a reduction in Medicare reimbursements and uncertainty associated with healthcare reform, and increasing pressure from managed care organizations to use in-network diagnostic providers. In all, these market and economic trends, along with the previously mentioned competitive and industry challenges, have impacted our successive quarterly results over the course of the prior 12 month period.

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

We believe there have been no significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

The following table presents a summary of the condensed consolidated statements of operations as percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(% of revenues)
Revenues	100%	100%	100%	100%
Cost of revenues	43%	36%	41%	37%

Gross profit	57%	64%	59%	63%
Operating expenses:
Sales and marketing	21%	16%	21%	17%
General and administrative	17%	14%	18%	16%
Research and development	1%	1%	1%	1%

Total operating expenses	39%	32%	40%	33%

Income from operations	18%	32%	19%	30%
Interest and other income	1%	1%	1%	1%

Income before income taxes	19%	33%	20%	30%
Income tax expense	10%	14%	10%	13%

Net income	9%	19%	10%	17%

Revenues

Revenues consist primarily of payments or reimbursements for the specialized diagnostic services rendered to our community-based hem/onc customers. Substantially all of our revenues result from our having been assigned the right to bill and collect for the professional services provided by the hempaths employed by Cartesian who work with us in our laboratory facility pursuant to our Clinical Laboratory Professional Services Agreement, or PSA, with Cartesian. Our revenues from services not performed by Cartesian were less than 5% of our total revenues during the three and nine months ended September 30, 2010 and 2009.

For the three and nine months ended September 30, 2010, we derived 57% and 59%, respectively, of our revenues from private insurance, including managed care organizations and other healthcare insurance providers; 40% and 39%, respectively, from Medicare and Medicaid; and the remaining 3% and 2%, respectively, from other sources. For the three and nine months ended September 30, 2009, we derived 59% of our revenues for both periods from private insurance, including managed care organizations and other healthcare insurance providers; 40% for both periods from Medicare and Medicaid; and the remaining 1%, for both periods, from other sources. Our revenues are affected by changes in customer and case volume, case complexity, specimen type, payor mix, contractual allowances, and reimbursement rates. Billing and reimbursement for our specialized diagnostic services in connection with governmental payor programs are subject to numerous federal and state regulations and other billing requirements.

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

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare physician fee schedule and clinical laboratory fee schedule. Both schedules are typically updated annually and subject to geographic adjustments. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are traditionally paid according to the clinical laboratory fee schedule. However, although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to most clinical laboratory tests, certain laboratory tests performed by physicians are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule. As a result, most of our services are reimbursed under the physician fee schedule due to the many anatomic pathology services we provide.

Under the Medicare physician fee schedule, beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009 Congress has intervened multiple times to freeze or increase the conversion factor. As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. A smaller, more discrete group of services we provide are reimbursed separately under the clinical laboratory fee schedule and generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates.

Future Congressional action is uncertain and future methodological changes may result in reductions or increases to both the Medicare physician and clinical laboratory fee schedules. Reductions in Medicare’s reimbursement rates for pathology services would reduce the amount we receive for a substantial number of our specialized diagnostic tests. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to this fee schedule could result in a greater impact on our revenues than changes to the Medicare clinical laboratory fee schedule.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2010	2009			2010	2009
Revenues(1) (in thousands)	$49,522	$50,807	(3%	)	$147,858	$135,294	9%
Number of cases	15,461	14,735	5%		46,227	41,839	10%
Revenues per case	$3,203	$3,448	(7%	)	$3,199	$3,234	(1%	)

Changes in accounting estimates(1) (in thousands) (included in revenues above)	$1,612	$4,385	(63%	)	$3,810	$6,427	(41%	)

(1)	We recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which were included as increases in our reported revenues. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reductions in favorable changes in accounting estimates in 2010, compared to the same periods in 2009, were a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and our gradual transition to a larger percentage of contracted payors. We intend to continue to seek opportunities to improve our billing and collections systems and processes, but these adjustments could fluctuate both favorably and unfavorably during future periods. In the three months ended September 30, 2010 and 2009, these changes included $551,000 and $3.1 million, respectively, which pertained to the six months ended June 30, 2010 and 2009, respectively, and therefore, were excluded from the amount of prior period accounting estimates reported for the nine months ended September 30, 2010 and 2009.

Revenues decreased to $49.5 million for the three months ended September 30, 2010 and increased to $147.9 million for the nine months ended September 30, 2010, from $50.8 million and $135.3 million, respectively, for the same periods in 2009 (inclusive of the changes in prior period revenue accounting estimates noted above). In addition to this decrease of $1.3 million, or 3%, for the three months ended September 30, 2010, compared to the same period in 2009, revenues per case also decreased by $245, or 7%. These decreases are primarily due to the decline in changes in accounting estimates of $2.8 million, or 63%, offset partially by a 5% increase in case volumes. The revenue increase of $12.6 million, or 9%, for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to case volume increase of 10%, partially offset by a decline in changes in accounting estimates of $2.6 million, or 41%.

Case volumes increased by 726 cases, or 5%, and 4,388 cases, or 10%, during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of a 33% increase in our field sales representatives from 67 at September 30, 2009, to 89 at September 30, 2010. During the three and nine months ended September 30, 2010, we experienced some downward pressure on case volume growth partially due to market and external economic challenges and personnel transitions in our sales organization implemented earlier in the year. More specifically, case volumes were impacted by challenges experienced in our community-based hem/onc customer offices, economically impacted by the changing healthcare environment, and other external factors, including a general decline in the frequency of physician office visits by patients in the United States, increased and more aggressive competition from competitors attempting to replicate our key service offerings, increased pressure from managed care organizations to use in-network diagnostic providers, and transitions in community-based hem/onc practices that have resulted in some physicians performing laboratory testing in-house or otherwise engaging in practices that decrease demand for our diagnostic services. The net effect of these internal and external factors resulted in fewer field sales representatives being productively engaged in customer visits and limited the number of opportunities for our field sales representatives in recent quarters.

We are continuing to build a strong, well-balanced sales organization, which we believe will enable us to penetrate more accounts over a wider geographic area, increase our customer base, improve our competitive effectiveness, further focus our sales organization on existing community-based hem/onc relationships, and access new market segments to evolve with market trends.

Gross Profit

Gross profit consists of our revenues less cost of revenues. Cost of revenues consists of employee-related costs (salaries, bonus, fringe benefits and stock-based compensation) of our Cartesian hempaths, licensed technicians, clinical service coordinators, and other support personnel, as well as direct materials, outside laboratory costs, laboratory supplies, logistic costs, depreciation and administrative-related costs allocated to cost of revenues. Our cost of revenues generally increases as our case volumes increase.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2010	2009			2010	2009
Gross profit(1) (in thousands)	$28,418	$32,405	(12%	)	$87,509	$84,691	3%
Gross profit %	57%	64%			59%	63%
Number of cases	15,461	14,735	5%		46,227	41,839	10%
Gross profit per case	$1,838	$2,199	(16%	)	$1,893	$2,024	(6%	)

(1)	During the three and nine months ended September 30, 2010 and 2009, we recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased and were included in our above reported gross profit. See Revenues in this Management’s Discussion and Analysis of Financial Condition and Results.

Gross profit decreased in absolute dollars by $4.0 million, or 12%, for the three months ended September 30, 2010 and increased in absolute dollars by $2.8 million, or 3%, for the nine months ended September 30, 2010. The decrease in absolute dollars of gross profit for the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to the increase in costs related to the new laboratory facility brought into service at the end of the second quarter of 2010, a decline in revenue related to changes in prior period accounting estimates, ongoing hiring of Cartesian hempaths, and other operational personnel. The increase in absolute dollars of gross profit for the nine months ended September 30, 2010, compared to the same period in 2009, is due to a 9% increase in revenue during the nine months ended September 30, 2010, partially offset by increased spending. As a percentage of revenue, gross profit decreased to 57% and 59% for the three and nine months ended September 30, 2010, respectively, compared to 64% and 63% for the respective periods in 2009. Additionally, gross profit per case declined by 16% and 6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

We expect to experience continued downward pressure on our gross profit as a percentage of revenue during the remainder of 2010 as we realize the full impact of our recent strategic investments in additional laboratory technicians, support personnel and hempaths to support our case volumes and incur increased depreciation expense for our newly opened laboratory facility and related capital purchases of new laboratory equipment (see Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations). Over time, the impact of these investments are expected to be offset by the leveraging of our fixed costs and efficiencies gained from continued improvements in our processes. Overall, we expect gross profit as a percentage of revenues, or gross margins, to be in the mid-to-high 50% range for the remainder of 2010.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Sales and marketing (in thousands)	$10,224	$8,217	24%	$31,075	$22,538	38%
Sales and marketing (% of revenues)	21%	16%		21%	17%

Sales and marketing expenses increased to $10.2 million and $31.1 million for the three and nine months ended September 30, 2010, respectively, from $8.2 million and $22.5 million for the same periods in 2009. The increases of $2.0 million, or 24%, and $8.5 million, or 38%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, were primarily due to an increase in the overall sales and marketing headcount. Total sales and marketing headcount includes customer service, business and corporate development, marketing, sales management and administrative employees, and field sales representatives. As of September 30, 2010, our number of field sales representatives increased 33% to 89, from 67 for the same period in 2009. For these reasons, our employee-related costs (including salaries, sales commissions, stock-based compensation expense and travel) incrementally increased by $1.8 million and $7.2 million, respectively, from the comparable periods in 2009. These investments in our sales and marketing infrastructure, along with reduced changes in prior period revenue estimates, have driven sales and marketing expenses, as a percentage of revenue, to 21% for both the three and nine months ended September 30, 2010, from 16% and 17%, respectively, for the same periods in 2009.

We will continue to focus on aligning our sales organization to address the changing market dynamics while enhancing our existing community-based hem/onc customer relationships and strategically deploying resources in key markets to enhance our penetration in those markets, while simultaneously assessing new market segments to evolve with market trends. We expect our sales and marketing expenses to continue to increase, although at a lower rate than previous periods, as we align our sales organization and strategically deploy our resources to support our growth strategy. We expect our sales and marketing expense to settle in the low twentieth percentile for 2010.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
General and administrative (in thousands)	$8,478	$7,287	16%	$25,943	$21,168	23%
General and administrative (% of revenues)	17%	14%		18%	16%

General and administrative expenses increased to $8.5 million and $25.9 million for the three and nine months ended September 30, 2010, respectively, from $7.3 million and $21.2 million for the same periods in 2009. The increases of $1.2 million, or 16%, and $4.8 million, or 23%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, were primarily due to incremental increases in employee-related costs, which increased as a result of a general and administrative headcount increase of 42% year-over-year in support of increased billing and collection efforts, information technology initiatives, and overall company growth. This employee growth has also increased our infrastructure requirements. In addition, we recorded a provision for doubtful accounts at a rate of approximately 2% and 3% of revenues for the three and nine months ended September 30, 2010, respectively, compared to 0% and 2% for the same periods in 2009. While our current provision for doubtful accounts was higher than the prior year, our prior provision for doubtful accounts for the three and nine months ended September 30, 2009 was unusually low due to higher than expected cash collections in that prior period. We expect our provision for doubtful accounts to approximate 3% going forward. As a percentage of revenues, general and administrative expenses increased to 17% and 18% for the three and nine months ended September 30, 2010, respectively, from 14% and 16%, for the same periods in 2009, due primarily to decreased changes in prior period revenue estimates and increased costs related to expanding our infrastructure and increasing our headcount.

We anticipate an absolute dollar increase in our general and administrative expenses as we add personnel; increase our billing and collections efforts; incur additional expenses associated with the expansion of our facilities and information systems; and continue to build our corporate infrastructure to support our anticipated growth, though at a lower rate than such anticipated revenue growth. However, we expect our general and administrative expenses to decrease as a percentage of revenue.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2010, decreased to $200,000 and $730,000, respectively, from $334,000 and $1.3 million for the same periods in 2009, primarily due to lower investment returns and the shift of our investment portfolio into tax exempt municipal securities that will assist in lowering our effective tax rate. During the three months ended September 30, 2010, a new broker dealer for our auction rate security, or ARS, was appointed and auctions for the ARS resumed. Thus far, all auctions have been unsuccessful causing the interest rate on the security to reset to a rate based on a multiplier of current market interest rates, resulting in a rate that is significantly less than the interest rate in effect since the last auction occurred in February 2008. We intend to continue to manage our investment securities to minimize overall risk and maximize yields.

Income Tax Expense

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2010	2009			2010	2009
Income tax expense (in thousands)	$4,799	$7,251	(34%	)	$14,350	$17,926	(20%	)
Effective tax rate	52%	43%			48%	44%

Our effective tax rate for the three and nine months ended September 30, 2010, was 52% and 48%, respectively, compared to 43% and 44% for the same periods in 2009. Our effective tax rate for the three and nine months ended September 30, 2010, differs from the statutory rate primarily due to the impact of non-deductible stock-based compensation expense, California income tax law changes, and reduced levels of disqualifying dispositions generated from employee stock option exercises.

Due to our sustained profitability, we estimate our 2010 annual effective tax rate to be approximately 48% of income before taxes. This rate is subject to the impact of non-deductible stock-based compensation expense offset by any tax deductions from disqualifying dispositions. Based on California income tax law changes effective January 1, 2011, we expect our 2011 effective tax rate to be in the low fortieth percentile range.

Liquidity and Capital Resources

The following table presents a summary of our liquidity and cash flows:

	September 30, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents, and short-term investment securities	$138,571	$140,994

Working capital	$165,098	$161,325

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$23,133	$33,588
Investing activities	(34,832)	(56,374)
Financing activities	3,822	4,543

Net decrease in cash and cash equivalents	$(7,877)	$(18,243)

As of September 30, 2010, we had $138.6 million in cash, cash equivalents, and short-term investments consisting of municipal securities, corporate debt securities, and government-sponsored enterprise securities. We have established a policy and guidelines relating to diversification and maturities of our investment securities to minimize overall risk with the objectives of preserving principal, safeguarding funds, and maintaining liquidity while maximizing our returns.

Our primary sources of cash are typically from trade accounts receivable and proceeds from common stock issuances. Collections of accounts receivable are impacted by the efficiency of our cash collections process as measured by the change in days sales outstanding, or DSO. DSO can vary from period to period depending on the payment cycles and the mix of our payors. Our average DSO during the three and nine months ended September 30, 2010, was 77 days and 76 days, respectively, compared to 49 days and 56 days for same periods in 2009. The increase in our DSO is partially due to the decrease in positive changes in prior period revenue accounting estimates, resulting in more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data and our gradual transition to a larger percentage of contracted payors. Also contributing to the higher DSO was slower collections on Medicare billings due to various regulation changes in the last nine months (see Revenue in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations) and increased outsourcing of claims processing by some third party payors, thus increasing collection time. We believe our future DSO levels will average approximately 70 days on an annual basis, as we continue to refine our revenue estimates and improve our collections procedures.

Our primary uses of cash are to fund operating expenses, income taxes, and the acquisition of or improvement to property and equipment. Cash used to fund operating expenses is impacted by the timing of payments as reflected in the change in our outstanding accounts payable and accrued expenses. Acquisitions of property and equipment generally consist of cash payments for facility improvements and purchases of laboratory equipment and computer hardware and software. Income tax payments consist of federal and various state payments, since the majority of our net operating losses and other credits have been exhausted. We expect our effective tax rate will be approximately 48% for the full year 2010. Based on California income tax law changes effective January 1, 2011, we expect our 2011 effective tax rate to be in the low fortieth percentile range.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2010, was $23.1 million, compared to $33.6 million for the same period in 2009. The decrease of $10.5 million was primarily due to lower net income, higher accounts receivable, and other working capital changes due to the timing of payments for accounts payable and income tax. Our accounts receivable increased due to an increase in our DSO, which increased to an average of 77 and 76 days for the three and nine months ended September 30, 2010, respectively, compared to 49 days and 56 days for the same periods in 2009.

Net cash used in investing activities during the nine months ended September 30, 2010, was $34.8 million, compared to $56.4 million for the same period in 2009. This decrease of $21.5 million was due to decreased net purchases of investments offset by increased purchases of property and equipment primarily related to the purchase of our newly acquired laboratory facility and improvements therein and related equipment and other capital expenditures in the amount of $26.3 million (See Note 2, Selected Condensed Consolidated Balance Sheets Detail, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Net cash provided by financing activities during the nine months ended September 30, 2010, was $3.8 million, compared to $4.5 million for the same period in 2009. This decrease was primarily due to net proceeds from employee stock transactions, offset by excess tax benefits related to disqualifying dispositions on stock-based compensation awards.

Liquidity Restrictions

As of September 30, 2010, we held a single ARS, with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of September 30, 2010, of $4.5 million, net of a temporary impairment of $326,000 due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. The holder of an ARS can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. As of September 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. All auctions occurring between February 2008 and September 2008 were unsuccessful. From September 2008 to July 2010, no auctions occurred due to the filing of bankruptcy by the broker/dealer that managed the auction. In August 2010 a new broker/dealer was appointed and auctions began to occur, although unsuccessful, resulting in the Company continuing to hold the ARS. Consequently, the ARS is not currently liquid and the funds associated with this security will not be accessible until the issuer restructures the debt, successful auctions begin to occur, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $326,000 as of September 30, 2010. During the three months ended September 30, 2010 and 2009, the ARS was partially redeemed at par by the issuer, resulting in aggregate cash proceeds of $75,000 in each period. The issuer continues to pay the interest as scheduled and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Because we do not need the current liquidity, we will hold the security until successful auctions begin occurring, the issuer restructures the debt, or until the contractual maturity date. Based on our ability to access our cash and cash equivalents, short-term investment securities, and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

As of September 30, 2010, we had total restricted cash of $180,000. Restricted cash consists of amounts held in a certificate of deposit to collateralize a standby letter of credit per the terms of an operating lease agreement. The standby letter of credit requirement expires on August 31, 2012, allowing for $90,000 annual reductions on June 30 of each year through 2012.

Income Tax

In October 2010, the State of California extended the law passed in September 2008 (effective January 1, 2008) to suspend California net operating losses for two additional years pertaining to certain corporations doing business within California. This means that we continue to be unable to utilize our NOLs, which amount to approximately $27.0 million. This net operating loss suspension had no impact on our effective tax rate or deferred tax asset as reported. However, this has required us to pay income tax associated with our taxable income for the tax years ended December 31, 2008 and 2009, and will require us to pay income tax associated with our taxable income for the tax years ended December 31, 2010 and 2011, which our California deferred net operating loss otherwise would have reduced.

During the three months ended September 30, 2010, we received a Revenue Agent’s Report, which included a Notice of Proposed Adjustment, or NOPA, from the Internal Revenue Service, or IRS, in connection with their examination of the tax year ended December 31, 2007. The NOPA proposed adjustments to our taxable income for the tax years ended December 31, 2007 and 2006 (See Note 6, Income Taxes, in the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Although, we strongly disagree with the conclusions reached by the IRS, the proposed adjustment could result in additional payments to the IRS relating to subsequent tax years, which may be significant. In November 2010, we received notification that the IRS will commence an examination of our federal income tax returns for the tax years ended December 31, 2008 and 2009. Additionally, in October 2010 we received notification from the California Franchise Tax Board that they will be conducting an examination of our income tax return for the tax year ended December 31, 2008. Any additional tax payments, if required, could be funded by cash and cash equivalents.

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

We may be required to or otherwise may (for strategic or other reasons) elect to raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financial environment and volatile economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and we may not be able to respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which would significantly harm our business, financial condition and results of operations. As of September 30, 2010, we do not have any outstanding debt. We do not anticipate having to obtain any form of debt in the near future.

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

On January 4, 2010, we entered into a six-year operating lease, with lease payments commencing on May 1, 2010, for an additional 33,000 square feet of space in Carlsbad, California, into which we will expand our current customer service and support operations following the substantial completion of improvements, estimated to occur in the fourth quarter of 2010. Building improvements and related capital expenditures are expected to cost approximately $4.5 million. The lease contains one five-year extension option and is subject to annual rent increases. The annual non-cancelable future minimum payments under the lease total approximately $96,000, $392,000, $404,000, $416,000, and $428,000 for the remainder of 2010 and for the full years of 2011, 2012, 2013, and 2014, respectively.

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

Interest Rate Risk

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at fair value. Changes in the overall level of interest rates affect our interest income that is generated from our cash, cash equivalents and investment securities. If a 100 basis point change in overall interest rates were to occur in 2010, our interest income would change by approximately $2.0 million in relation to amounts we would expect to earn assuming investment securities balances and types of investment securities are consistent with those as of September 30, 2010.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to the filing of this report we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during the three months ended September 30, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reimbursement under the Medicare program for our specialized diagnostic services is subject to both the national Medicare clinical laboratory fee schedule and physician fee schedule. Both schedules are typically updated annually and subject to geographic adjustments. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries who require a degree of physician supervision. Outpatient clinical diagnostic laboratory tests are traditionally paid according to the clinical laboratory fee schedule. However, although the clinical laboratory fee schedule is generally the only basis of payment that can be made by the Medicare program with respect to most clinical laboratory tests, certain laboratory tests performed by physicians are exempt from the clinical laboratory fee schedule and are paid under the physician fee schedule. As a result, most of the services provided by us are reimbursed under the physician fee schedule.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts but may result in beneficiary deductible responsibility. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable CPI update. For example, for calendar year 2010, clinical laboratories received a 1.9% rate decrease from Medicare effective for calendar year 2010, compared to the 4.5% rate increase that the laboratories experienced under the 2009 clinical laboratory fee schedule. Further decreases to the clinical laboratory schedule are anticipated as the Patient Protection and Affordable Care Act, or ACA, signed into law on March 23, 2010, applies a productivity adjustment to the CPI update for the clinical laboratory fee schedule (provided the productivity adjustment does not cause a negative update) beginning in 2011 and also calls for an annual reduction of 1.75% to the clinical laboratory fee schedule for each of the calendar years from 2011 through 2015. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of the reduction in the clinical laboratory fee schedule for 2010 and future reductions as described above, certain third party payors may also reduce reimbursement amounts.

For the many anatomic pathology services we provide, we are reimbursed separately under the Medicare physician fee schedule and beneficiaries are responsible for applicable coinsurance and deductible amounts. The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009, Congress has intervened multiple times to freeze or increase the conversion factor. As published in the November 25, 2009 Physician Fee Schedule Final Rule, the update to the conversion factor would have resulted in a 21.2% reduction to the conversion factor for 2010 in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 2, 2010, CMS issued a final rule with comment period that updates payment policies and Medicare payment rates under the Medicare physician fee schedule for physicians’ services, including anatomic pathology services, provided in calendar year 2011. As noted in the final rule, while Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. If Congress does act, as it has in the past, by freezing or increasing the conversion factor, we believe that there would be a positive impact on our reimbursements and business, but their failure to do so would have an adverse affect on our results of operations and financial condition.

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

Several of the MUEs pertain to procedures that we perform. In response to concerns from the laboratory industry, effective April 1, 2009, CMS temporarily suspended ninety-eight MUEs for pathology, cytopathology, and molecular diagnostics services. Thirty-six of these MUEs were re-implemented on July 1, 2009. An additional fifty-seven were re-implemented with their original MUE values on October 1, 2009. The implementation of the remaining MUEs and the implementation of others in the future could inhibit our ability to be reimbursed for services that we report. However, if it is medically reasonable and necessary to provide units of service in excess of an MUE, we may be able to modify such claims in order to be fully reimbursed.

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

We are currently considered a “non-contracting provider” by a number of third party payors because we have not entered into a specific contract to provide our specialized diagnostic services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider for over half of our revenues for the nine months ended September 30, 2010 and 2009. Use of a non-contracting provider typically results in greater coinsurance or copayment requirements for the patient, unless we elect to treat them as “in-network” in accordance with applicable law, which results in decreased revenues because we do not generally collect the full applicable “out-of-network” patient coinsurance or copayment obligations. In instances where we are prohibited by law from treating these patients as “in-network,” thus requiring them to pay additional costs or copayments, such patients may express concern about these additional costs to their community-based hem/onc. As a result, that community-based hem/onc may reduce or avoid prescribing our services for such patients, which would adversely affect our results of operations and financial condition.

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

For example, on March 23, 2010, the ACA was signed into law, setting forth federal healthcare reform promised by the current administration and expanding access to healthcare. In addition to the previously described annual adjustments to the clinical laboratory fee schedule changes starting in 2011, specific impacts of the ACA on us include establishing an Independent Payment Advisory Board, or IPAB, which will be granted significant authority over Medicare reimbursements beginning in 2015. The IPAB will submit proposals with the purpose of reducing Medicare costs and improving the quality of healthcare for Medicare beneficiaries. The IPAB proposals will be implemented automatically unless Congress passes alternative proposals that accomplish the same level of budgetary savings. The ACA also establishes various demonstration programs and creates a Center for Medicare and Medicaid Innovation that will examine innovative and alternative payment and delivery methods. While we believe this reform may benefit our industry by increasing access to healthcare, uncertainty surrounding the overall affect of these changes and potential future reductions in reimbursement levels may have an adverse impact on us and our results of operations. In addition, as a result of the recent administration’s focus on healthcare reform, there is risk that the Federal government may implement additional changes in laws and regulations governing healthcare service providers, including measures to control costs or reductions in reimbursement levels, which may have an adverse impact on our business. We also believe that healthcare professionals, including community-based hem/oncs, will not use our services, if as a result of these measures, third party payors do not provide adequate coverage and reimbursement for them is lacking. Furthermore, increased outsourcing of claims processing by third party payors has in some cases increased the delay in which we receive payment. As a result, our DSO has and may continue to increase if such practices persist. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.

For over half of our revenues for the nine months ended September 30, 2010 and 2009, we were generally subject to reimbursement as a non-contracting provider and payments to us as a non-contracting provider can be changed by third party payors at any time. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted. We estimate contractual allowances with respect to revenues from third party payors with whom we are not currently contracted. During the three months ended September 30, 2010, we recorded positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased our revenues by $1.6 million, of which $551,000 pertained to the six months ended June 30, 2010, and the remaining $1.0 million related to prior years. During the nine months ended September 30, 2010, we recorded positive changes impacting revenue by $3.8 million. In comparison, during the three months ended September 30, 2009, we recorded similar positive changes in prior period revenue accounting estimates to reduce contractual allowances, which increased our revenues by $4.4 million, of which $3.1 million pertained to the six months ended June 30, 2009, and the remaining $1.3 million related to prior years. During the nine months ended September 30, 2009, we recorded positive changes impacting revenue by $6.4 million. These favorable changes in accounting estimates related primarily to non-contracted payors and resulted from cash collections in excess of revenue estimates recorded in prior periods. Such collections have been driven by changes in reimbursement policies by certain payors and our successful focus on the collection of accounts receivable for services rendered in prior periods. The reduction of $2.8 million and $2.6 million in these changes in prior period revenue accounting estimates for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, is a result of more revenues being recognized at the time of billing rather than point of cash collection, a benefit of accumulating historical non-contracted payor reimbursement data, and our gradual transition to a larger percentage of contracted payors. Because a substantial portion of our revenue is from third party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future (as we have made in each of the last several quarters and annual reporting periods), which, may adversely affect our results of operations, our credibility with financial analysts and investors and our stock price. Although, during the past several periods we have recorded favorable changes in accounting estimates resulting in net increases in our revenues, it is possible that future adjustments may be less favorable and may result in net decreases in our revenues, which would adversely affect our results of operations.

*	Our inability to obtain new customers and retain new and existing customers, or maintain or increase the tests ordered or specimens submitted by existing customers, could adversely affect our business and financial condition.

To offset efforts by third party payors to control the cost, utilization and delivery of healthcare services, we need to obtain new customers and retain new and existing customers, as well as maintain or increase the tests ordered or specimens submitted by existing customers. Our laboratory testing volumes are impacted by recent developments affecting our community-based hem/onc customers, including insourcing of diagnostic testing by physician practices, transitions to new business models that can adversely impact their utilization of out-of-network diagnostic labs, consolidation of community-based hem/onc practices with local or regional hospitals, the closing, downsizing or other adverse impacts on community-based hem/onc practices as a result of a reduction in Medicare reimbursements and uncertainty associated with healthcare reform. Our testing volumes are also impacted by industry-wide trends including the rapidly growing number of small diagnostic labs competing with our business and attempting to replicate our services, increased direct billing arrangements with ordering physicians in states in which such arrangements are not prohibited and increasing managed care efforts and tactics to pressure our physician customers to use in-network diagnostic providers and restrict the use of out-of-network diagnostic providers. A reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in our customer base, would impact our ability to successfully grow and have a material adverse impact on our net revenues and profitability. Our revenues have been relatively flat over the past several quarters and our profitability has declined. This trend may continue and our profitability may continue to decline if our revenues remain flat or if we do not successfully implement other measures to increase our profitability.

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

As we expand our service offerings to solid tumor indications we may also become increasingly reliant on the hospital pathologists affiliated with a referring community-based hem/onc customer. Though a referring community-based hem/onc may submit a requisition for the services we offer, in many circumstances the hospital pathologist has control of the solid tumor sample and may resist sending such sample to our laboratory. Therefore, it may become increasingly more important for us to educate these hospital pathologists on the quality of our testing and our reputation in the medical community. If we are unable to do so, we may be unable to grow this segment of our business which may adversely affect our results of operations and profitability.

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

We have noticed a rapidly increasing number of small diagnostic laboratories competing with our business and attempting to replicate our services. Because we do not rely on our intellectual property portfolio to impede others from copying our business, there are no significant barriers to entry into our business and new or existing laboratories could replicate our key service offerings and business model and may continue to enter our markets to compete with us with relatively low upfront investments, which could adversely affect our business and prospects.

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

*	We must hire and retain qualified sales representatives and align our sales organization to address market changes to grow our sales.

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing field sales representatives, hiring new field sales representatives and aligning our sales organization to address changing market dynamics, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of field sales representatives could limit our ability to maintain or expand our business and maintain or increase sales. This may prove to be a greater challenge if we continue to experience a diminished rate of growth as slower growth may make it more difficult for field sales representatives to attain certain incentive-based components of their compensation and therefore we may have more difficulty retaining and motivating our field sales representatives or hiring new field sales representatives. Even if we are able to increase our sales force, our new sales personnel may not provide the same sufficient high quality service and attention to community-based hem/oncs to effectively market and sell our specialized diagnostic services as provided in times of rapid growth and our strategic efforts to address changing market dynamics may prove unsuccessful. If we are unable to maintain and expand our marketing and sales networks, if our sales personnel do not perform to our high standards or if we fail to properly address market changes, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, laboratory and other personnel. For example, we are highly dependent on the operational and financial expertise of our executive officers. The loss of the services of any of our executive officers, particularly Tina S. Nova, Ph.D., our president and chief executive officer, could impede our growth or otherwise adversely affect our business. In particular, our executive officers currently perform most of our policy-making functions, are in charge of our principal business units, divisions and functions and are solely responsible for most of our key decisions. We are also dependent on our key employees and consultants, who are important to our business and assist and support our executive officers in implementing and executing these officers’ key decisions. If we lose any of our executive officers or key employees and consultants, other of these individuals may be required to fulfill his or her duties and spend time finding a replacement. We may not be able to find suitable replacements and our business may be harmed as a result. We do not maintain “key woman” or “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ our executive officers and key employees on an at-will basis and their employment can be terminated by them or us at any time.

Our industry has experienced a high rate of turnover of management personnel in recent years. In addition to the intense competition for qualified personnel in the healthcare industry, the San Diego area is characterized by a high cost of living, particularly for housing. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We may experience a higher rate of attrition than in the past because of the recent significant decline in our stock price. Equity compensation awards to our employees, particularly our key employees, have been a significant component of overall compensation and serve as an important retention device. As a result of the significant decline in our stock price during the past several months, a significant portion of stock option awards held by our employees were granted at a price higher than the current price of our stock and therefore may no longer serve as an effective incentive or retention device. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our operational objectives, our ability to maintain or grow our revenue and our ability to implement our business strategy.

*	We may experience difficulties in managing our growth and our growth rate may decline.

Our revenues have declined to $49.5 million for the three months ended September 30, 2010 from $50.8 million for the same period in 2009 and grew to $147.9 million for the nine months ended September 30, 2010 from $135.3 for the same period in 2009. As of September 30, 2010, we employed 518 employees, including Cartesian employees and 10 part-time employees. Our current organization, and our systems and facilities currently in place, may not be appropriately balanced for our current growth rate. In order to effectively manage our operations and adapt our business to our current growth, we may need to:

•

appropriately scale our internal infrastructure, including expansion (and even potential reduction) of our laboratory facilities, while continuing to provide quality services on a timely basis to community-based hem/oncs and other customers;

•

maintain and strengthen our relationships with our community-based hem/onc customers, align our sales organization to meet changing market dynamics and increase our presence in the key markets we serve through strategic deployment of our resources;

•

attract and retain sufficient numbers of talented employees and consultants, including sales personnel, hempaths, clinical service coordinators, scientists, laboratory technicians and administrative employees, to handle the number of tests we are requested to conduct;

•	manage our relationship with Federal Express to ensure its ability to handle sample transport and deliveries;

•	manage our relationships with third parties for the provision of certain services and the manufacture and supply of certain test kits, reagents and other laboratory materials;

•	continue to enhance our compliance and quality assurance systems; and

•	continue to improve our operational, financial and management controls and reporting systems and procedures.

If we are not able to successfully implement the tasks necessary to further expand and create efficiencies within our operations, our business, including the quality of our services and our billing, reimbursement, compliance and quality assurance systems or if our strategic efforts to deploy our resources and enter new market segments fail, our results of operations and our financial results could be adversely affected. We have experienced a decline in our growth rate during the first nine months of 2010, compared to the prior year and it is possible that this trend may continue or that our growth rate may further decline and it is possible that overall demand for our diagnostic services may decline. If our growth rate and revenue continues to decline, we may be required to scale back our operations or take other actions to maintain or increase our profitability. Even if we are able to successfully implement the tasks necessary to further expand our operations to meet anticipated growth or otherwise to appropriately scale our operations to adapt to declining growth, there is no certainty that there will be sufficient demand for our diagnostic services to fully utilize our capacity even if capacity is reduced to address declining revenue or reduced growth. In the event that we are unsuccessful in managing the level of our growth and appropriately adapting to market conditions and demand for our services, our operating margins, profitability and our financial results could be adversely affected.

*	We have continued to expand our infrastructure by establishing additional laboratory space and implementing additional backup systems, which, among other things, could divert our resources and may cause our margins to suffer.

As of September 30, 2010, we occupied approximately 160,000 square feet of office and laboratory space in three separate facilities in Carlsbad, California. In January 2010, we entered into a purchase agreement to acquire a 44,000 square foot facility and related land to be used for laboratory space. This facility became operational during the second quarter of 2010. In January 2010, we also entered into a lease agreement for approximately 33,000 square feet of space in Carlsbad, California to be used as a customer service and support facility. This facility is undergoing improvements and is expected to be ready for our use in the fourth quarter of 2010. When we complete the tenant improvements for the additional space, we expect to have approximately 193,000 square feet of total available office and laboratory space in Carlsbad, California. Although we believe that our current facilities, including those currently undergoing improvements, are adequate for our needs for the immediate future and that, if necessary, suitable additional space will be available as needed to accommodate expansion of our operations on commercially reasonable terms, there is no guarantee we have accurately predicted our infrastructure needs or that adequate additional space will be available as needed on terms acceptable to us. In addition, although all our facilities are currently in close proximity, there may be logistical issues that arise by virtue of separating these departments from the rest of our operations, including issues related to information systems integration and connectivity speed.

Moreover, in order to better serve our expanding nationwide customer base, to create a backup to our current laboratory facility and to gain additional referrals for our specialized diagnostic services, we may replicate our current California-based operations in a geographically different location in the future. In order to perform improvements on the newly acquired facilities in Carlsbad, California and to later establish a backup laboratory facility in another region, we will be required to spend considerable time and resources securing adequate space, constructing the facility, obtaining the federal, state and local certifications required by all applicable laws and regulations, recruiting and training employees and establishing the additional operational, logistical and administrative infrastructure necessary to support a facility. It may take time for us to derive the same economies of scale in our new laboratory facility that we have in our existing facility. Moreover, we may suffer reduced economies of scale in our existing laboratory facility as we seek to balance the amount of work allocated to each laboratory facility. Similarly, we may invest in new backup systems in order to prevent the interruption in our current systems, which may be costly and would take time and resources to implement. Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. As we expand into other locations, including limited international expansion, there will be enhanced potential for logistical or other issues, including regulatory compliance issues and issues that may be specific to particular foreign countries. In addition, each expansion of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations. Should our rate of revenue growth continue to decline as it has over the past several quarters, this decrease in our operating margins could be exacerbated. In addition, if we experience continued reduction in our revenue it may be possible that we are required to scale back our operations in order to maintain or increase our profitability. We will need to continue to evaluate and scale our managerial, operational, financial, sales, marketing and other infrastructure in order to adequately manage our business and provide support for our services. In addition, to the extent our service levels in our existing or new facilities suffer, this may adversely impact our business, financial condition and results of operations.

*	If our Carlsbad facilities become inoperable, we will be unable to perform our specialized diagnostic services and our business will be harmed.

We currently do not have redundant laboratory or administrative facilities. We perform all of our diagnostic testing in our two laboratory facilities located in Carlsbad, California. Carlsbad is situated on or near earthquake fault lines and is located in an area that has experienced severe wildfires during the past several years. In addition, we do not have redundant systems for all of our business processes. Our facilities, the equipment we use to perform our tests and services and our other business process systems would be costly to replace and could require substantial time to repair or replace. The facilities may be harmed or rendered inoperable by natural or people-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to perform our tests for some period. In addition, such events may temporarily interrupt our ability to receive specimens or materials from our suppliers and to have access to our various systems necessary to operate our business. For example, in late 2007 we experienced a power outage at our Carlsbad laboratory facility and the evacuation of our facilities as a result of severe wildfires. Although our backup generator and other backup procedures and systems allowed us to continue our operations without material interruption, we cannot assure you that similar incidents will not adversely affect our business in the future. The inability to perform our tests and services would result in the loss of customers and harm our reputation and we may be unable to regain those customers in the future. Our insurance carriers and insurance policies covering damage to our property and the disruption of our business may become financially unstable or may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Substantially all of our revenues are derived from specialized diagnostic services for which we bill on a fee-for-service basis. Billing for diagnostic services is a complex process and we generally bill many different payors such as Medicare, commercial insurance companies and other directly billed healthcare providers such as hospitals and individuals, each of which has different billing requirements. Although we have experienced favorable trends in the collection of accounts receivable and related reductions to our provisions for doubtful accounts, we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, increases in write-offs of doubtful accounts (particularly in response to increases in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition. As of September 30, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $7.4 million and $5.4 million, respectively. For the three months and nine months ended September 30, 2010, we had write-offs, net of recoveries, of $914,000 and $1.9 million, respectively, compared to $656,000 and $1.4 million for the same periods in 2009.

*	We or our suppliers and/or manufacturers may be subject to litigation relating to, among other things, payor and customer disputes, regulatory actions, professional liability, intellectual property, employee-related matters, product liability and other potential claims, which could adversely affect our business.

We or our suppliers and/or manufacturers may become subject in the ordinary course of business to material litigation related to, among other things, payor or customer disputes, professional liability, regulatory actions, intellectual property, employee-related matters, such as challenges to employee and consultant classifications, product liability and other potential claims, as well as investigations and audits by governmental agencies and governmental payors relating to the specialized diagnostic services we provide or other aspects of our business. Responding to these types of claims, investigations or audits, or initiating any litigation with respect to these types of claims, regardless of their merit, could result in significant expense and divert the time, attention and resources of our management. Legal actions could result in substantial costs, monetary damages, fines and penalties, regardless of the outcome, as well as significant harm to our reputation with community-based hem/oncs and other healthcare professionals and with payors, which could adversely affect our business, financial condition and results of operations.

We, Cartesian and/or our hempaths may be sued, or may be added as an additional party, under physician liability or other liability laws for acts or omissions by our hempaths, laboratory personnel, CSCs, and other employees and consultants, including but not limited to being sued for misdiagnoses or liabilities arising from the professional interpretations of test results. We, Cartesian and/or our hempaths may periodically become involved as defendants in medical malpractice and other lawsuits and are subject to the attendant risk of substantial damage awards, in particular in connection with our COMPASS service offering. Our hempaths are insured for medical malpractice risks on a claims-made basis under traditional professional liability insurance policies. We also maintain general liability insurance that covers certain claims to which we may be subject. Our general insurance does not cover all potential liabilities that may arise, including governmental fines and penalties that we may be required to pay, liabilities we may incur under indemnification agreements and certain other uninsurable losses that we may suffer. It is possible that future claims will not be covered by or will exceed the limits of our insurance coverage.

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

An important part of our business strategy is to opportunistically expand our service offerings and pursue additional technologies, collaborations and acquisitions that will enable us to accelerate the implementation of our strategic plan and to increase the number of customers we serve and the specialized diagnostic services we provide to those customers, including by way of investments in other companies, expansion into new markets, licensing of technology, co-development arrangements, collaborations, asset purchases or other similar transactions. For example, we currently outsource select specialized services that we offer and we may in the future seek to acquire the necessary capabilities to provide these services internally. We may seek to expand our services and technologies, on an opportunistic basis and as resources allow, by acquiring or in-licensing products, services, businesses or technologies that we believe are a strategic fit with our business and growth plans. Future acquisitions or in-licensing of products, services, businesses or technologies, however, may entail numerous operational and financial risks including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention;

•	the availability of financing to pay for these transactions;

•	incurrence of substantial debt or dilutive issuances of securities to pay for these transactions;

•	higher than expected acquisition, in-licensing and integration costs;

•	increased amortization expenses;

•	difficulties in and costs of combining the operations and personnel of any acquired or in-licensed products, services, businesses or technologies with our operations and personnel;

•	increased regulatory, compliance and litigation risk;

•	expenses associated with maintaining, defending and enforcing proprietary rights, and other associated risks with, acquired or licensed intellectual properties or technologies;

•	impairment of relationships with key suppliers or customers of any acquired or in-licensed products, services, businesses or technologies due to changes in management and ownership;

•	inability to retain key employees of any acquired or in-licensed products, services, businesses or technologies; and

•	inability to obtain appropriate coverage and reimbursement for these new services and technologies.

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

*	We have a limited operating history and we are unable to predict with certainty whether we will be able to maintain or increase our revenue and profitability.

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

We incurred losses in each full fiscal year from inception through 2006, and have recovered our maximum accumulated deficit as of December 31, 2006 of $55.3 million, resulting in retained earnings of $35.3 million as of September 30, 2010. This is compared to accumulated earnings of $20.0 million as of December 31, 2009. Although we continue to be profitable, our growth rate and profitability over the past several quarters has declined, compared to prior years, and may continue to decline in the future and there is no guarantee that we will be able to maintain or increase our profitability. It is possible that we may incur operating losses in the future or that our operating margins and profitability may decline as we expand our infrastructure (or are otherwise unable to appropriately scale our infrastructure to our revenue and revenue growth), increase selling expenses and general and administrative expenses (or are otherwise unable to appropriately manage such expenses) or if we are unable to continue to maintain or increase our revenues or generally control other expenses. Because of the numerous risks and uncertainties associated with our growth prospects and business, sales and marketing and other efforts and factors, we are unable to predict with certainty whether we will be able to remain profitable or predict the extent of our future profitability or losses. If our profitability continues to decline we may need to reduce the size of our organization which may further reduce our revenues and may otherwise adversely affect our business.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of further healthcare reform or other legislative activity in the near term, which may result in changes in the regulatory or payor environment that may adversely affect our operations and billing practices and may require us to make significant changes to the way we operate our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the Stark Law;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

•	restrictions on reimbursements for our services;

•	federal and state laws governing laboratory testing, including state laboratory licensing laws, CLIA and, potentially, FDA regulations;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests, or LDTs, which are sometimes also referred to as “home brews”;

•

Health Insurance Portability and Accountability Act of 1996, or HIPAA, including expansion and amendments thereto by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act and analogous state laws;

•	federal and state regulation of privacy, security and electronic transactions;

•	federal and state laws governing clinical trials or informed consent;

•	state laws regarding licensing or prohibitions on the corporate practice of medicine;

•	state laws regarding direct billing of laboratory services;

•	federal laws applicable to the billing of Medicare for services rendered to hospital patients;

•	state laws regarding prohibitions on fee-splitting;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	the Federal Trade Commission’s “Red Flags Rule,” which requires creditors to comply with regulations regarding the prevention of identity theft, and state laws relating to identity theft;

•	OSHA rules and regulations; and

•	other federal, state and local laws, including tax laws applicable to our business, and any changes to these laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although we endeavor to comply in all material respects with applicable laws and regulations, a determination that we have violated these laws or regulations, discovery of new or existing laws applicable to our business, or the public announcement that we are being investigated or audited for possible violations of these laws or regulations, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance as a result of such change, which could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations and financial condition.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a clinical laboratory’s participation in or reimbursement from governmental payor programs, criminal fines and imprisonment. Although we endeavor to comply in all material respects with applicable rules and regulations, our sales and marketing, billing and claims processing practices may not, in all cases, meet all of the criteria for safe harbor protection or exemptions from liability under these laws. For example, in most cases, patients who utilize service providers that are not participants in a preferred provider network are subject to increased financial obligations in the form of greater coinsurance or copayment requirements. For example, 45% and 47% of our revenue for the three and nine months ended September 30, 2010, respectively, we were generally subject to reimbursement as a non-contracting provider. In order to maintain our competitiveness with other clinical laboratories, except as required by applicable laws, we frequently accept third party insurance payment as payment in full and, in turn, waive all or a part of a patient’s coinsurance obligations such that the patient’s financial burden is no greater than if their physician would have selected an “in-network” provider to perform their laboratory services. We, like other laboratory companies, intend to enter into a client billing relationship with an ordering physician in states where such arrangements are not prohibited under applicable laws. A successful challenge to our practice of accepting third party insurance payments as payment in full under the laws discussed above or to any client billing arrangements we may enter into in states where such arrangements are not prohibited could adversely affect our business, results of operations and financial condition.

In addition, certain federal Anti-Kickback Statute safe harbors and certain exceptions to the Stark Law exist to promote the adoption of electronic health records, or EHR, systems by physician offices. These safe harbors/exceptions may be modified or eliminated and may not provide adequate protection for companies relying on such provisions. Should we choose to rely on these safe harbors/exceptions to assist any physician customers with the purchase of an EHR system, we may not, in all cases, meet all of the necessary criteria for protection. In addition to the added cost of providing EHR system assistance to physician practices, a successful challenge to any potential reliance on the safe harbors and exceptions could adversely affect our business, operations and reputation.

*	Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement from Medicare and Medicaid accounted for approximately 40% and 39% of our revenues for the three and nine months ended September 30, 2010, respectively, compared 40% for both periods in 2009. The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

*	Our business could be harmed from the loss or suspension of a clinical laboratory license or imposition of a fine or penalties under, or future changes in, the law or regulations of CLIA or those of other state or local agencies.

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

*	Certain of our specialized diagnostic tests are subject to the FDA’s exercise of enforcement discretion and do not undergo FDA review, and any changes to the FDA’s policies with respect to this exercise of enforcement discretion could adversely affect our business and results of operations.

The clinical laboratory testing industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, the laws and regulations governing the marketing of diagnostic products for use as LDTs are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws. For instance, while the FDA maintains that LDTs are subject to the FDA’s authority as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, the FDA has generally exercised enforcement discretion and not enforced applicable regulations with respect to such tests. A significant change in any of these laws, or the FDA’s interpretation of the scope of its enforcement discretion, may require us to change our business model in order to maintain compliance with these laws.

A majority of our specialized diagnostic tests are LDTs for which we have not obtained FDA premarket clearance or approval. In addition, manufacturers and suppliers of ASRs, which we obtain for use in our LDTs, are required to register with the FDA, to conform manufacturing operations to the FDA’s Quality System Regulation and to comply with certain reporting and other recordkeeping requirements. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violation of these laws could adversely affect our business, prospects, results of operations or financial condition.

Additionally, the FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting an oversight framework for LDTs. We cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for certain diagnostic tests that we perform. If the FDA imposes significant changes to the regulation of LDTs, it could restrict or delay our ability to provide our specialized diagnostic services and may reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

*	Failure to comply with the HIPAA security and privacy regulations and other state regulations may increase our operational costs.

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

The HITECH Act was signed into law on February 17, 2009, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act imposes stiffer penalties for HIPAA privacy and security violations. When unsecured protected health information is breached by an unauthorized individual, the HITECH Act requires that notice be provided to individuals whose information was subject to a breach, the United States Department of Health and Human Services and the media (in instances of a breach of 500 or more individuals’ unsecured protected health information), which could prove to be a significant cost and cause reputational damage should we suffer a significant breach or a pattern of breaches. The HITECH Act also mandates that the United States Department of Health and Human Services investigate any complaints that are preliminarily determined to involve potential willful neglect. The HITECH Act heightens HIPAA enforcement by authorizing state attorney generals to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA.

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

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of municipal securities, government-sponsored enterprise securities, corporate debt securities and a single auction rate security, or ARS.

As of September 30, 2010, we held a single ARS with a cost basis of $4.9 million. The ARS is classified as a long-term investment security at fair value as of September 30, 2010 of $4.5 million, net of a temporary impairment of $326,000 due to the illiquidity of the investment security (See Note 3, Fair Value Measurements, in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). ARS are collateralized debt instruments with long-term contractual maturities that are structured with short-term holding periods. They provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The length of each holding period is determined at the original issuance of the ARS. A holder of an ARS can sell at each auction at par, assuming there are buyers for the ARS at such auction. In order for the auction to be successful, demand in the marketplace must meet or exceed the supply. If an auction is unsuccessful, the interest rate on the security resets at a predetermined auction failure rate. An investor can continue to hold the investment security until the next auction date or attempt to sell in the secondary market, usually at a sizable discount. During the three months ended September 30, 2010, a new broker dealer for our ARS was appointed and auctions for the ARS resumed. Thus far, all auctions have been unsuccessful causing the interest rate on the security to reset to a predetermined auction failure rate that is significantly less than the interest rate in effect since February 2008.

The ARS in our investment securities portfolio consists of debt issued by a municipality that is also underwritten by an insurance agency. The ARS auctions began failing in February 2008. As of September 30, 2010, the ARS was rated “Baa1” by Moody’s Investors Service and “A” by Standard & Poor’s based on the underwriter’s guarantee. A successful auction for this security has not occurred since February 2008. The funds associated with this security will not be accessible until successful auctions begin to occur, the issuer restructures the debt, a buyer is found outside of the auction process, or the ARS matures in 2038. As such, we have recorded a temporary impairment of approximately $326,000 as of September 30, 2010. In the meantime, the issuer continues to pay the interest as scheduled and has had three partial redemptions as of September 30, 2010 and shows no indication that it will be unable to meet its current obligations. We do not need to access these funds for operational purposes for the foreseeable future. Based on our ability to access our cash and cash equivalents, short-term investment securities, and our expected operating cash flows, we do not anticipate that the temporary illiquidity of this investment will affect our ability to execute our current business plan.

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

*	We are subject to federal and state income tax and our tax returns may, from time to time, be selected for audit by taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations.

We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax and we may, from time to time, be selected for audit by such taxing authorities. If the IRS or other taxing authorities disagree with our methodologies on our tax returns, we could face additional tax liability, including interest and penalties. In August 2009, the IRS commenced an examination of our U.S. federal income tax return for the tax year ended December 31, 2007. During the three months ended September 30, 2010, we received a Revenue Agent’s Report, which included a NOPA from the IRS in connection with their examination of the tax year ended December 31, 2007. The NOPA seeks to increase our taxable income for the tax years ended December 31, 2007 and 2006 by $19.4 million and $5.9 million, respectively. In determining the adjustment, the IRS utilized a portion of our net operating loss carry-forwards to offset adjusted net income for the tax year ended December 31, 2007, some of which had been utilized to offset net income on our income tax returns for the tax years ended December 31, 2008 and 2009. As such, the IRS assessed us additional tax of $507,000, net of net operating losses, for the years ended December 31, 2007 and 2006. The total additional proposed tax excludes interest, penalties, state income taxes, and the effects on any subsequent tax years, related to earlier net operating loss usage. As this assessment and any additional future tax would relate only to the timing of the tax payment, this would not impact our effective tax rate or results of operations, other than any payment related to interest or penalties, which may be significant. We strongly disagree with the initial conclusion reached by the IRS in both the Revenue Agent’s Report and NOPA and intend to vigorously pursue available administrative procedures and other legal remedies related to this matter. We have not recorded the proposed adjustment in our condensed consolidated financial statements, as we believe the Internal Revenue Code of 1986, as amended, and related regulations support the methodologies we used. Until the issue is resolved, we anticipate that this issue could be the subject of additional proposed adjustments by the IRS for the tax years ended December 31, 2008 and thereafter. The impact on our cash flows and deferred tax assets may be significant.

The tax years that remain subject to examination are 2006 for federal income taxes and 2005 for state income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry-forward amounts. In November 2010, we received notification that the IRS will commence an examination of our income tax returns for the tax years ended December 31, 2008 and 2009.

Additionally, other taxing authorities may seek payments of additional tax related to the tax years ended December 31, 2007 and 2006 based on the adjustment proposed by the IRS. For example, in October 2010 we received notification from the California Franchise Tax Board that they will be commencing an examination of our state income tax return for the tax year ended December 31, 2008.

*	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, which may cause dilution to our existing stockholders or require us to be subject to certain restrictions.

We may need to raise additional capital in the future to fund the expansion of our business. Although we have become profitable over the past several years, our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to our initial public offering, private placements of preferred stock and debt, and more recently cash flow from operations. We expect to continue to spend substantial amounts of capital to grow our business. To fund such growth, we may raise additional funds through public or private equity offerings or debt financings. We do not know if we will be able to continue to generate cash flow from operations or if we will be able to obtain additional financing on favorable terms, if at all (particularly in light of the difficult current financing environment and weak economic conditions). If we cannot raise funds on acceptable terms, if and when needed, we may not be able to maintain or grow our business at the rate that we currently anticipate and respond to competitive pressures or unanticipated capital requirements, or we may be required to reduce operating expenses, which could significantly harm our business, financial condition and results of operations. In addition, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership in our company will be diluted.

*	We expect to continue to incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, in the past several years have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and substantial changes in executive compensation disclosure. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and other programs related to being a public company, such as investor relations, risk management (including securing director and officer liability insurance) and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation-related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, in October 2010, the State of California extended the law passed in September 2008, which became effective January 1, 2008, to suspend California net operating losses for two additional years pertaining to certain corporations doing business within California. This meant we were unable to utilize our net operating losses, which amounted to approximately $27.0 million during those years. This net operating loss suspension had no impact on our income tax benefit, as reported. However, this did require us to pay income tax associated with our taxable income for the tax years ended December 31, 2008 and 2009, and will require us to pay income tax associated with our taxable income for the tax years ended December 31, 2010 and 2011, which our California deferred net operating loss otherwise would have reduced. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior year items, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before income tax. Furthermore, changes in accounting rules, such as increased use of fair value measures, changes in accounting principles generally accepted in the U.S. and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards could potentially have a significant effect on our reported results.

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

The market price of our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including, without limitation:

•	changes in coverage and/or reimbursement guidelines and amounts;

•	variations in deductible and coinsurance amounts;

•	enhanced enforcement of, or changes in, regulations affecting the healthcare or diagnostic services industry;

•	failure to comply with applicable regulations;

•	changes in the payor mix or the mix or cost of our specialized diagnostic services;

•	the timing and volume of patient orders and the timing and cost of our sales and marketing campaigns;

•	changes in contracted status with third party payors;

•	seasonality and volume declines due to adverse weather conditions, natural disasters and holidays;

•	changes in compensation expense and other expenses that result in changes in our operating results;

•

changes to the community-based hem/onc practice, including reductions in the number of community-based hem/oncs and their need to manage margins or otherwise take actions that adversely affect our business;

•	increased investigative or enforcement initiatives by governmental and other third party payors;

•	additions or departures of key personnel;

•	recommendations and studies published by various organizations with respect to our services or those offered by our competitors;

•	variations in our quarterly operating results, including the number of business days in each quarter;

•	declining growth rates, margins and profitability;

•	changes in our accounting estimates;

•	assessments by the IRS for taxes related to prior accounting periods;

•	changes in our DSO level;

•	changes in securities analysts’ estimates of our financial performance;

•	announcements of acquisitions or other strategic transactions by us or our competitors;

•	announcements of new products or services offered by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies or in the broader markets generally;

•

changes in economic conditions, in the global credit markets and financial services and other industries and the U.S. federal government response to developments in the economy and such markets and industries;

•	repurchase of shares or issuance of dividends;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the acquisition of our common stock and related public disclosure by certain stockholders, including those that have a reputation for engaging in stockholder activism;

•	uncertainty with respect to the reasons for changes in the trading volume or the market price of our common stock;

•	any litigation in which we become involved;

•	fluctuations in security market indices of which we may be included now or in the future;

•	discussion of us or our stock price by the general media, online investor communities, financial industry or medical press;

•	changes in federal or state laws, including tax laws; and

•	impairment of any of our assets, including our investment securities.

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

As of October 25, 2010, our executive officers, directors, and holders of 5% or more, based on available information, of our outstanding common stock beneficially owned approximately 31% of our common stock. As a result, these stockholders, acting together, may be able to exert control or influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their interests and not necessarily those of other stockholders.

*	Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As a result of the provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 701 under the Securities Act, substantially all of the outstanding shares of our common stock are available for sale in the public market, subject, in the case of shares of our common stock held by affiliates, to volume limitations, manner of sale requirements and certain other requirements. We also registered all shares of common stock that we may issue under our equity compensation plans. As a result, approximately 1.3 million shares are eligible for sale upon the exercise of vested options and release of specific RSUs outstanding as of October 25, 2010. These shares can be freely sold in the public market upon issuance, subject to our window period and insider trading policies, if applicable.

We have never paid dividends on our capital stock and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock may be the sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain most of our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, to the extent we incur indebtedness in the future, the loan documents governing such indebtedness may restrict our ability to pay dividends. As a result, we anticipate that capital appreciation, if any, of our common stock may be our stockholders’ sole source of gain for the foreseeable future.

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

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts’ coverage, which in turn could affect the price of our common stock. In addition, in the past, particularly during the first nine months of 2010, we have had the outlook for our stock downgraded by analysts, and we may continue to have securities or industry analysts downgrade the outlook for our stock or one of our competitors’ stocks, which could negatively affect the price of our stock. Furthermore, if securities or industry analysts choose to terminate coverage of our stock, the trading price of our common stock may also be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid (per share)	Total Value Paid by the Company	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2010 through July 31, 2010	—	$—	$—	—
August 1, 2010 through August 31, 2010	—	—	—	—
September 1, 2010 through September 30, 2010	1,166	17.70	20,638	—

Total	1,166	$17.70	$20,638

(1)	The shares repurchased by us during the months listed above represent shares that were repurchased from our directors who elected, at the time of grant and pursuant to the terms of their Restricted Stock Unit Award Agreements under our 2007 Equity Incentive Plan, to sell us shares of our common stock underlying said RSUs, at a price per share equal to the fair market value of a share of our common stock on the vesting date, for the purpose of satisfying the tax obligation created by the vesting of such RSUs.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of the Registrant’s Common Stock Certificate.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Genoptix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on November 2, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 001-33753), as filed with the Securities and Exchange Commission on January 8, 2009.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-144997), as amended, filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOPTIX, INC.

Date:	November 4, 2010	By:	/s/ DOUGLAS A. SCHULING
Douglas A. Schuling
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)